Form 10QSB
period 1999-06-30
ACCUFACTS PRE EMPLOYMENT SCREENING INC
filed 1999-08-19
CIK 1085545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                  FORM 1O-Q SB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to ____________ to ____________

                       Commission file number ____________

                    AccuFacts Pre-Employment Screening, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                  13-4056901
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                    Identification No.)

    6 Greene Street, New York, NY                        10013
(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code 212-966-0666

                                       NA
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

     Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes __X__ No _____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          6,450,000 at August 19, 1999


                                      INDEX


                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements:
          Balance Sheets for June 30, 1999 (Unaudited) and
            December 31, 1998...............................................  2
          Statement of Operations for Three Months Ended
            June 30, 1998 and 1999 and Six Months Ended
            June 30, 1998 and 1999
          Statement of Cash Flows for the Six Months
            Ended June 30, 1999 and 1998 (Unaudited)
          Notes to Financial Statements

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

PART II   OTHER INFORMATION

SIGNATURES

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.

                                                                   BALANCE SHEET

                June 30, 1999 (Unaudited) and December 31, 1998
--------------------------------------------------------------------------------

                                     ASSETS

                                             June 30, 1999     December 31, 1998
                                             -------------     -----------------
                                              (Unaudited)

CURRENT ASSETS
  Cash                                         $  4,386             $ 52,497

  Accounts receivable                           375,291              289,395
                                               --------             --------

       Total Current Assets                     379,677              341,892
                                               --------             --------

PROPERTY AND EQUIPMENT, net                      70,074               85,827
                                               --------             --------

OTHER ASSETS
  Security deposits                               2,708                2,708
  Intangible asset                               14,883               16,783
                                               --------             --------

       Total Other Assets                        17,591               19,491
                                               --------             --------

       TOTAL ASSETS                            $467,342             $447,210
                                               ========             ========

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.

                                                                   BALANCE SHEET

                June 30, 1999 (Unaudited) and December 31, 1998
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS= EQUITY

                                                                    June 30,       December 31,
                                                                     1999             1998
                                                                  (Unaudited)
CURRENT LIABILITIES

  Accounts payable and accrued expenses                            $ 155,734        $ 152,350
  Current maturities of capital lease obligations                     11,180            9,179
  Note payable, bank                                                  66,603           63,335
  Loans payable, stockholder                                          26,280           26,280
                                                                   ---------        ---------

       Total Current  Liabilities                                    259,797          251,144
                                                                   ---------        ---------

OTHER LIABILITIES
  Deferred income taxes payable                                       40,000           40,000
  Capital lease obligations, less current maturities                   3,325            9,760
                                                                   ---------        ---------

       Total Other Liabilities                                        43,325           49,760
                                                                   ---------        ---------

       TOTAL LIABILITIES                                             303,122          300,904
                                                                   ---------        ---------

COMMITMENTS

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 5,000,000 shares authorized,
    none issued and outstanding                                           --               --
  Common stock, $0.01 par value, 50,000,000 authorized,
    6,118,000 and 6,075,000 issued and outstanding at June 30,
    1999 (unaudited) and December 31, 1998, respectively              61,180           60,750
  Common stock subscribed, 332,000 and 375,000 at June 30,
    1999 (unaudited) and December 31, 1998, respectively               3,320            3,750
  Additional paid in capital                                         944,470          944,470
  Stock subscription receivable                                     (664,000)        (750,000)
  Accumulated deficit                                               (180,750)        (112,664)
                                                                   ---------        ---------

       TOTAL STOCKHOLDERS' EQUITY                                    164,220          146,306
                                                                   ---------        ---------

       TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                       $ 467,342        $ 447,210
                                                                   =========        =========

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.

                                                         STATEMENT OF OPERATIONS

                                  (Unaudited)
--------------------------------------------------------------------------------

                                       Three Months Ended            Six Months Ended
                                            June 30,                     June 30,
                                      1999           1998           1999           1998

REVENUES                          $   462,607    $   439,030    $   858,285    $   803,618

COST OF SALES                         323,612        261,926        585,480        548,555
                                  -----------    -----------    -----------    -----------

        GROSS PROFIT                  138,995        177,104        272,805        255,063

GENERAL AND
 ADMINISTRATIVE EXPENSES              191,890        109,991        336,051        211,180
                                  -----------    -----------    -----------    -----------

        OPERATING (LOSS) INCOME       (52,895)        67,113        (63,246)        43,883

OTHER EXPENSE
 Interest expense, net                  2,437          2,211          4,100          3,894
                                  -----------    -----------    -----------    -----------

        (LOSS) INCOME BEFORE
          INCOME TAXES                (55,332)        64,902        (67,346)        39,989

INCOME TAXES (BENEFIT)                    370           (188)           740            338
                                  -----------    -----------    -----------    -----------

        NET (LOSS) INCOME         $   (55,702)   $    65,090    $   (68,086)   $    39,651
                                  ===========    ===========    ===========    ===========

NET (LOSS) INCOME PER
SHARE, BASIC AND DILUTED          $     (0.01)   $      0.01    $     (0.01)   $     (0.01)
                                  ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING                         6,164,264      6,075,000      6,086,253      6,075,000

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.

                                                         STATEMENT OF CASH FLOWS

          For the Six Months Ended June 30, 1999 and 1998 (Unaudited)
--------------------------------------------------------------------------------

                                                                    1999         1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                $ (68,086)   $  39,653
                                                                 ---------    ---------
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                     17,653       16,605
  (Increase) decrease in accounts receivable                       (85,896)       2,637
  Increase in security deposits                                         --         (508)

  Increase (decrease) in accounts payable and accrued expenses       3,384      (18,901)
                                                                 ---------    ---------

       TOTAL ADJUSTMENTS                                           (64,859)        (167)
                                                                 ---------    ---------

       NET CASH USED IN OPERATING ACTIVITIES                      (132,945)      39,486

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                   --      (20,594)

  Purchase of intangible asset                                          --      (19,000)
                                                                 ---------    ---------

       NET CASH USED IN INVESTING ACTIVITIES                            --      (39,594)
                                                                 ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments on capital lease obligations                           (4,434)      (2,252)
  Net advances (repayments) of note payable, bank                    3,268       (1,295)
  Proceeds from issuance of common stock subscribed in
   connection with offering                                         86,000           --
                                                                 ---------    ---------

       NET CASH PROVIDED BY(USED IN) FINANCING
       ACTIVITIES                                                   84,834       (3,547)
                                                                 ---------    ---------

       NET DECREASE IN CASH                                        (48,111)      (3,655)

CASH - Beginning                                                    52,497        3,655
                                                                 ---------    ---------

CASH - Ending                                                    $   4,386    $      --
                                                                 =========    =========

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.

          For the Six Months Ended June 30, 1999 and 1998 (Unaudited)
--------------------------------------------------------------------------------

                                                                1999      1998

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the periods for:

  Interest                                                    $ 4,108   $ 3,913
  Income taxes                                                $ 1,305   $    --


Noncash investing and financing activities:

  Additions to capital leases                                 $    --   $25,334
  Issuance of shares resulting from transfer from common
   stock subscribed                                           $   430   $    --

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - Presentation

     The balance sheets of the Company as of June 30, 1999, the related statements of operations and cash flows for the six months ended June 30, 1999 and 1998 and the three months ended June 30, 1999 and June 30, 1998 included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results of operations for the full year or any other interim period.

NOTE 2 - Description of Business

     Accufacts Pre-Employment Screening, Inc. ("Accufacts") was incorporated on October 6, 1994 in the State of New York. On August 31, 1998 Accufacts consummated a merger with a public shell, Southern Cargo Company ("Southern"), a Florida corporation. Southern simultaneously with this merger changed its name to Accufacts Pre-Employment Screening Inc. (the "Company") and shortly thereafter re-incorporated in the State of Delaware. Under the terms of the merger all of the outstanding shares of Accufacts were acquired by Southern in exchange for 3,750,000 shares of Southern's $.01 par value common stock. This transaction was accounted for as a reverse acquisition whereby Accufacts was the acquirer for accounting purposes. The historical financial statements prior to August 31, 1998 are those of Accufacts.

     The Company acts as an information service bureau and is engaged primarily in the business of verifying job applicant background information for employers using databases and a national network of agents throughout the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements. The term, "forward-looking statements," is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q and other filings with the Securities and Exchange Commission, in our press releases, and in our oral statements, words or phrases such as "believes," "anticipates," "expects," "intends" "will likely result," "estimates," "projects" or similar expressions are intended to denote forward-looking statements. The possible results that may be suggested by forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. Some of the factors might cause such differences include risks associated with expansion of marketing effort; limited sales and marketing experience; heightened competition; general economic and business conditions; the ability of AccuFacts to implement its business strategy and maintain and enhance its competitive strengths; the ability of Accufacts to maintain its cost efficiency competition; continued availability of key personnel; dependence on proprietary technology, including the adequacy of patent and trade secret protection; retention of key personnel and recruitment of additional qualified skilled personnel.

Do not place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date made and may not reflect events or circumstances which occur thereafter. Carefully review and consider the various disclosures we make in this report and in our other public filings to advise interested parties of the risks factors and other uncertainties that may affect our business.

THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS
ENDED JUNE 30, 1998

Revenues for the six months ended June 30, 1999 were $858,285, up $54,667 or 6.8% as compared to the six months ended June 30, 1998. The increase in revenues reflected increased marketing efforts by the Company during the period.

Gross profit for the six months ended June 30, 1999 was $272,805, up $17,742, or 6.9% from the six months ended June 30, 1998.

Cost of sales for the six months ended June 30, 1999 was $585,480 up $36,925 or 6.7% from the six months ended June 30, 1998.

The increase in cost of sales and the resulting reduction in gross profit reflect the cost of personnel and support of personnel in the increased marketing efforts.

Net cash (used in) provided by operating activities for the six months ended June 30, 1999 and 1998 was ($132,945) and $39,486. Net cash used in investing activity was $-0- and $39,594 for the six months ended June 30, 1999 and 1998, respectively. The net cash used in investing activities for the six months ended June 30, 1998 was for the purchase of property and equipment and a marketing list. The Company's financing activities included net borrowing from a bank and subscritpions received relating to stock subscribed from the private placement offering. The Company's financing activities resulted in net cash provided by (used in) financing activity of $84,834 and ($3,547) for the six months ended June 30, 1999 and 1998, respectively.

General and administrative expenses for the six months ended June 30, 1999 were $336,051, up $124,871 or 59% from the quarter ended June 30, 1998. This increase reflects, among other things, payment in the first half of 1999 of the increased legal and accounting costs incurred in conjunction with the 504D offering of common stock, which terminated on December 18, 1998, the preparation of audited financial statements, and the preparation for the filing of a Form 10 SB registration statement with the Securities and Exchange Commission, as well as expenses related to the introduction and construction of two new websites for an enhanced e-commerce initiative, the development of new software programs to achieve more automation of marketing efforts and an increased level of attendance at national trade shows, and the implementation of new employment contracts for executive officers.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital at June 30, 1999 was $119,880 as compared to $90,748 at June 30, 1998. The increase in working capital reflects the increase in liquidity provided to the Company by the proceeds of the 504D offering. Subsequent to June 30, the Company received additional payments of the subscriptions payable under the 504D offering. $553,500 in subscriptions receivable remain outstanding from the offering. Current cash projections indicate that the funding requirements of the Company over the next twelve months will be met from cash sales of search services and the remaining proceeds from the subscription receivable relating to the 504D offering.

                                     PART II

                                OTHER INFORMATION

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 19, 1999.

                                   AccuFacts Pre-Employment Screening, Inc., a Delaware corporation

                                   By:  /s/  Philip Luizzo
                                        ----------------------------------------
                                        Philip Luizzo, President,
                                        Chief Executive Officer,
                                        (Principal Executive Officer)