Form 10QSB
period 1999-09-30
ACCUFACTS PRE EMPLOYMENT SCREENING INC
filed 1999-11-15
CIK 1085545

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

/ / Transition report under Section 13 or 15(d) of the Exchange Act

For the transaction period from  _______________ to _______________

Commission file number 001-14995

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

       Delaware                                          13-4056901
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification No.)


                    6 Greene Street, New York, New York 10013
                    (Address of Principal Executive Offices)

                                       N/A
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_     No ___

                      APPLICABLE ONLY TO ISSUER INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ___     No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,627,471 as of November 9, 1999

     Transitional Small Business Disclosure Format (check one):

Yes ___     No _X_

                                TABLE OF CONTENTS
                                                                            Page

PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements:

             Balance Sheets for September 30, 1999 (unaudited) and
             December 31, 1998..............................................  3

             Statement of Operations for Three Months Ended
             September 30, 1999 and 1998 and Nine Months Ended
             September 30, 1999 ad 1998 (unaudited).........................  5

             Statement of Cash Flows for the Nine Months
             Ended September 30, 1999 and 1998 (unaudited)..................  6

             Notes to Unaudited Financial Statements .......................  8

    Item 2. Management's Discussion and Analysis or Plan of Operations......  9

PART II. OTHER INFORMATION

    Item 1. Legal Proceedings...............................................  10

    Item 2. Changes in Securities and Use of Proceeds.......................  10

    Item 3. Defaults Upon Senior Securities   ..............................  10

    Item 4. Submission of Matters to a Vote of Security Holders.............  10

    Item 5. Other Information...............................................  10

    Item 6. Exhibits and Reports on Form 8-K................................  11

Signatures..................................................................  12

Exhibits....................................................................  13

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.

                                                                   BALANCE SHEET

                            September 30, 1999 (Unaudited) and December 31, 1998
--------------------------------------------------------------------------------

                                     ASSETS

                                                    September 30,   December 31,
                                                        1999           1998
                                                    -------------   ------------
                                                      (Unaudited)

CURRENT ASSETS
 Cash                                                  $221,581         $ 52,497
 Accounts receivable                                    341,421          289,395
                                                       --------         --------

       Total Current Assets                             563,002          341,892
                                                       --------         --------

PROPERTY AND EQUIPMENT, net                              63,134           85,827
                                                       --------         --------

OTHER ASSETS
 Security deposits                                        2,708            2,708
 Prepaid expenses                                        82,369               --
 Intangible asset                                        13,933           16,783
                                                       --------         --------

       Total Other Assets                                99,010           19,491
                                                       --------         --------

       TOTAL ASSETS                                    $725,146         $447,210
                                                       ========         ========

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.

                                                                   BALANCE SHEET

                            September 30, 1999 (Unaudited) and December 31, 1998
-------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      September 30,  December 31,
                                                                           1999         1998
                                                                         ---------    ---------
                                                                       (Unaudited)
CURRENT LIABILITIES
 Accounts payable and accrued expenses                                   $ 136,757    $ 152,350
 Current maturities of capital lease obligations                             9,617        9,179
 Note payable, bank                                                         47,428       63,335
 Loans payable, stockholder                                                 21,280       26,280
                                                                         ---------    ---------

       Total Current  Liabilities                                          215,082      251,144
                                                                         ---------    ---------

OTHER LIABILITIES
 Deferred income taxes payable                                              40,000       40,000
 Capital lease obligations, less current maturities                          2,556        9,760
                                                                         ---------    ---------

       Total Other Liabilities                                              42,556       49,760
                                                                         ---------    ---------

       TOTAL LIABILITIES                                                   257,638      300,904
                                                                         ---------    ---------

COMMITMENTS

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value, 5,000,000 shares authorized,
  none issued and outstanding                                                   --           --
 Common stock, $0.01 par value, 50,000,000 authorized,
  6,299,033 and 6,075,000 issued and outstanding at September 30, 1999
(unaudited) and December 31, 1998, respectively                             62,990       60,750
 Common stock subscribed, 150,967 and 375,000 at September 30, 1999
(unaudited) and December 31, 1998, respectively                              1,510        3,750
 Additional paid in capital                                                944,470      944,470
 Stock subscription receivable                                            (301,934)    (750,000)
 Accumulated deficit                                                      (239,528)    (112,664)
                                                                         ---------    ---------

       TOTAL STOCKHOLDERS' EQUITY                                          467,508      146,306
                                                                         ---------    ---------

       TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                             $ 725,146    $ 447,210
                                                                         =========    =========

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.

                                                         STATEMENT OF OPERATIONS

                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                      Three Months Ended            Nine Months Ended
                                                         September 30,                 September 30,
                                                    1999            1998          1999            1998
                                                 -----------    -----------    -----------    -----------
REVENUES                                         $   508,176    $   399,893    $ 1,366,461    $ 1,203,512

COST OF SALES                                        323,270        261,421        908,750        809,976
                                                 -----------    -----------    -----------    -----------

       GROSS PROFIT                                  184,906        138,472        457,711        393,536

GENERAL AND
 ADMINISTRATIVE EXPENSES                             241,811        158,577        577,861        369,757
                                                 -----------    -----------    -----------    -----------

       OPERATING (LOSS)
         INCOME                                      (56,905)       (20,105)      (120,150)        23,779

OTHER EXPENSE
 Interest expense, net                                 1,065          3,152          5,165          7,046
                                                 -----------    -----------    -----------    -----------

       (LOSS) INCOME BEFORE
         INCOME TAXES                                (57,970)       (23,257)      (125,315)        16,733

INCOME TAXES                                             809            687          1,549          1,025
                                                 -----------    -----------    -----------    -----------

       NET (LOSS) INCOME                         $   (58,779)   $   (23,944)   $  (126,864)   $    15,708
                                                 ===========    ===========    ===========    ===========

NET (LOSS) INCOME PER SHARE, BASIC AND DILUTED
                                                 $     (0.01)   $     (0.00)   $     (0.02)   $      0.00
                                                 ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                        6,163,532      6,075,000      6,112,013      6,075,000
                                                 ===========    ===========    ===========    ===========

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.

                                                         STATEMENT OF CASH FLOWS

               For the Nine Months Ended September 30, 1999 and 1998 (Unaudited)
--------------------------------------------------------------------------------


                                                              1999          1998
                                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                           $(126,864)   $  15,708
                                                            ---------    ---------
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                26,496       24,909
  (Increase) decrease in accounts receivable                  (52,026)      70,140
  Increase in security deposits                                    --         (508)
  Decrease in accounts payable and accrued expenses           (15,593)     (62,268)
  Increase in prepaid expenses                                (82,369)          --
                                                            ---------    ---------

       TOTAL ADJUSTMENTS                                     (123,492)      32,273
                                                            ---------    ---------

       NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES   (250,356)      47,981

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                            (953)     (20,594)
  Purchase of intangible asset                                     --      (19,000)
                                                            ---------    ---------

       NET CASH USED IN INVESTING ACTIVITIES                     (953)     (39,594)
                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments on capital lease obligations                      (6,766)      (4,288)
  Net advances (repayments) of note payable, bank             (15,907)       5,420
  Collections on stock subscription receivable                448,066           --
  Repayments in shareholder loans                              (5,000)          --
                                                            ---------    ---------

       NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                              420,393        1,132
                                                            ---------    ---------

       NET INCREASE IN CASH                                   169,084        9,519

CASH - Beginning                                               52,497        3,655
                                                            ---------    ---------

CASH - Ending                                               $ 221,581    $  13,174
                                                            =========    =========

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.

               For the Nine Months Ended September 30, 1999 and 1998 (Unaudited)
--------------------------------------------------------------------------------



                                                                   1999     1998
                                                                 -----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the periods for:

  Interest                                                       $ 5,207   $ 7,046
  Income taxes                                                   $ 3,654   $    --

Noncash investing and financing activities:

  Additions to capital leases                                    $    --   $25,334
  Issuance of shares resulting from transfer from common
   stock subscribed                                              $ 2,240   $    --

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - Presentation

     The balance sheet of the Company as of September 30, 1999, the related statements of operations and cash flows for the nine months ended September 30, 1999 and 1998 and the three months ended September 30, 1999 and September 30, 1998 included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results of operations for the full year or any other interim period.

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

NOTE 3 - Business Acquisition

     On October 13, 1999, the Company acquired all of the operating assets of Maglio, Inc. ("Maglio") by issuing 177,471 shares of the Company's common stock ("Acquisition Shares"). The Acquisition Shares consist of 174,971 shares of common stock in consideration for the acquisition and 2,500 shares of common stock in consideration for a stockholder of Maglio (the "Stockholder") entering into a non-competition agreement. In connection with the acquisition, the Company entered into a three-year employment agreement with the Stockholder.

Item 2. Management's Discussion and Analysis or Plan of Operations.

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this Quarterly Report on Form 10-QSB. This Report contains forward-looking statements. The term, "forward-looking statements," is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Report as well as our other filings with the Securities and Exchange Commission, press releases and oral statements, words or phrases such as "believes," "anticipates," "expects," "intends," "will likely result in," "estimates," "projects" or similar expressions are intended to denote forward-looking statements. The possible results that may be suggested by forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially. Some of the factors which might cause such differences include, without limitation, risks associated with expansion of marketing efforts; limited sales and marketing experiences; heightened competition; general economic and business conditions; our ability or inability to implement our business strategy and/or maintain our cost efficiency; dependence on proprietary technology, including, without limitation, the adequacy of patent and trade secret protection; continued availability of key personnel; retention of key personnel and recruitment of additional qualified skilled personnel.

     THE NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

     Revenues for the nine months ended September 30, 1999 were $1,366,461, up $162,949, or 13.5%, as compared to the nine months ended September 30, 1998. The increase in revenues reflected increased marketing efforts by the Company during the period.

     Gross profit for the nine months ended September 30, 1999 was $457,711, up $64,175, or 16.3%, from the nine months ended September 30, 1998.

     Cost of sales for the nine months ended September 30, 1999 was $908,750, up $98,744, or 12.2%, from the nine months ended September 30, 1998.

     Net cash (used in) provided by operating activities for the nine months ended September 30, 1999 and 1998 was ($250,356) and $47,981, respectively. Net cash used in investing activity was $953 and $39,594 for the nine months ended September 30, 1999 and 1998, respectively. The net cash used in investing activities for the nine months ended September 30, 1998 was for the purchase of property and equipment and a marketing list. The Company's financing activities included net borrowing from a bank and subscriptions received relating to stock subscribed from the private placement offering. The Company's financing activities resulted in net cash of $420,393 and $1,132 for the nine months ended September 30, 1999 and 1998, respectively.

     General administrative expenses for the nine months ended September 30, 1999 were $577,861, up $208,104, or 56.3%, from the nine months ended September 30, 1998. This increase reflects, among other things, payment in the third quarter of 1999 of the increased legal and accounting costs incurred in conjunction with the 504D offering of common stock, which terminated on December 18, 1998, the preparation of audited financial statements, the preparation for the filing of a Form 10-SB registration statement with the Securities and Exchange Commission, and due diligence in connection with a merger which was consummated in October 1999, as well as expenses related to the introduction and construction of two new websites for an enhanced e-commerce initiative, the development of new software programs to achieve more automation of marketing efforts and an increased level of attendance at national trade shows, and the implementation of new employment contracts for executive officers.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

     Working capital at September 30, 1999 was $347,920 as compared to a working capital deficit of ($22,492) at September 30, 1998. The increase in working capital reflects the increase in liquidity provided to the Company by the proceeds of the 504D offering. Subsequent to September 30, 1999, the Company received additional payments of the subscriptions payable under the 504D offering. $301,934 in subscriptions receivable remain outstanding from the offering. Current cash projections indicate that the funding requirements of the Company over the next twelve months will be met from cash sales of search services and the remaining proceeds from the subscription receivable relating to the 504D offering.


                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

     Not applicable.

Item 2. Changes in Securities and Use of Proceeds.

     Not applicable.

Item 3. Defaults Upon Senior Securities.

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5. Other Information.

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits:

2.1 Plan and Agreement of Merger of Maglio, Inc. and Maglio-Accufacts Pre-Employment Screening, inc., dated October 11, 1999, by and among Accufacts Pre-Employment Screening, Inc., Maglio-Accufacts Pre-Employment Screening, Inc. and Maglio, Inc.*

2.2 Supplemental Agreement, dated as of October 11, 1999, by and among Accufacts Pre-Employment Screening, Inc., Maglio-Accufacts Pre-Employment Screening, Inc., Maglio, Inc. and Richard J. Maglio*

4.1 Shareholder Rights and Registration Rights Agreement, dated as of October 11, 1999, by and between Accufacts Pre-Employment Screening, Inc. and Richard J. Maglio*

10.1 Amendment, dated October 5, 1999, to the Employment Agreement, dated September 5, 1998, between the Registrant and Philip Luizzo.

27.1   Financial Data Schedule.

----------
* Filed as an exhibit to the Registrant's Current Report on Form 8-K, dated October 13, 1999, filed with the Commission on October 28, 1999 (SEC File
     No.: 001-14995), and is incorporated by reference herein.

     (b) Reports on Form 8-K:

     No reports on Form 8-K were filed by the Registrant during the quarterly period ended September 30, 1999

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.

Date: November 12, 1999                   By:  /s/ Philip Luizzo
                                               -------------------------
                                               Philip Luizzo, President
                                               and Chief Executive Officer
                                               (Principal Executive Officer)

Exhibits                                                                    Page

10.1      Amendment, dated October 5, 1999, to the
          Employment Agreement, dated September 1, 1998,
          between the Registrant and Philip Luizzo .......................

27.1      Financial Data Schedule ........................................