Form 10KSB
period 1999-12-31
ACCUFACTS PRE EMPLOYMENT SCREENING INC
filed 2000-04-11
CIK 1085545

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                   FORM 10-KSB

(Mark One)

_X_ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1999

                                       OR

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF ACT 1934.

From the transition period from ______________ to ______________.

                        Commission file number 001-14995

                    Accufacts Pre-Employment Screening, Inc.
                 (Name if Small Business Issuer in Its Charter)

               Delaware                                       13-4056901
    (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)

        6 Greene Street NY, NY                                  10013
(Address of Principal Executive Offices)                      (Zip Code)

                                 (212) 966-0666
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:


    Title of Each Class                                  Name of Each Exchange
                                                          on Which Registered

    Common Stock, par                                            OTCBB
    value $.01 per share

         Securities registered under Section 12(g) of the Exchange Act:

                                       N/A
                                (Title of Class)


                                       N/A
                                (Title of Class)

     Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes [X]    No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

     State issuer's revenues for its most recent fiscal year. $2,283,533

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $3,375,000, based on 2,700,000 shares of common stock, par value $.01 per share, held by non-affiliates of the Registrant and an average bid and asked price of $1.25 as reported on the OTC Bulletin Board on April 4, 2000.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,627,471 shares of common stock, par value $.01 per share, as of March 31, 2000.

Transitional Small Business Disclosure (check one): Yes ___   No _X_

                           FORWARD LOOKING STATEMENTS

     Accufacts Pre-Employment Screening, Inc., a Delaware corporation (the "Company"), cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-KSB or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in the Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the Company's limited operating history, its ability to produce additional products and services, its dependence on a limited number of customers and key personnel, its possible need for additional financing, its dependence on certain industries, and competition from its competitors. The Company is also subject to other risks detailed herein or set forth from time to time in the Company's filings with the Securities and Exchange Commission.


                                     PART I

Item 1. Description of Business.

Business Development

     Accufacts Pre-Employment Screening, Inc. (the "Company") was originally incorporated in the state of New York on October 6, 1996. On August 31, 1998, the Company was merged into Southern Cargo Company, Inc., a public shell incorporated in the State of Florida in 1993 but which did not commence operations until mid-1998 ("Southern Cargo"). Simultaneously with such acquisition, Southern Cargo changed its name to Accufacts Pre-Employment Screening, Inc., and shortly thereafter reincorporated under the same name in the State of Delaware.

     On October 13, 1999, the Company acquired all of the operating assets of Maglio, Inc., a Florida corporation engaged in providing pre-employment screening services ("Maglio, Inc."), by merging Maglio, Inc. with and into Maglio-Accufacts Pre-Employment Screening, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("Maglio-Accufacts").

     As used in this Form 10-KSB, the names "Accufacts Pre-Employment Screening, Inc.," "Accufacts" and the "Company" all refer to the existing Delaware corporation, its predecessor business entities and Maglio-Accufacts. The term "business" refers to the business of the Company, its predecessors and subsidiaries.

Business of Issuer

     The Company is engaged in conducting and providing background checks of individuals for potential employers through the use of databases and a national network of agents (engaged on an independent contractor basis) developed by the Company. The background information products and services currently provided by the Company consist of:

     o    criminal history,
     o    pre-employment credit reports,
     o    social security number verification,
     o    driving record history,
     o    pre-employment verification,
     o    education verification,
     o    professional reference verification,
     o    professional license verification,
     o    federal criminal/civil search,
     o    sex offender registration, and
     o    nation fugitive search.

     The Company believes that employers increasingly are realizing the benefits of conducting thorough background checks of employees as well as the verifying employment applications, not only because of the desire to help assure a better quality employee, but also, in some industries, the concern with negligent hiring lawsuits. The Company has approximately 700 customers located throughout the United States. During each of the fiscal years ended December 31, 1999, 1998 and 1997, sales of the Company's services were made in 50 states, with approximately 35.0%, 50.0% and 60.0%, respectively, of total sales having been made in the State of New York. The Company's business strategy is to accelerate market presence throughout the United States. The Company also intends to enhance its existing products, develop new ones and pursue acquisitions of other companies, assets and/or product lines that either complement or expand its existing business. See "Business."


Markets

     The Company markets its employment background checking products and services throughout the United States. Although any company with employees is a potential customer of Accufacts, the Company believes that companies or businesses with one or more of the following characteristics would typically benefit most from conducting background checks on employees and job-applicants:

     o High risk of liability for negligent hiring lawsuits relating to the action or inaction of employees;

     o    Physically demanding jobs;

     o    Employees with access to goods and cash of employers;

     o    High employee turnover; and

     o Desire for better quality employees, not only with respect to competence, but also integrity.

     Industries in which one or more of these characteristics exist include:

     o    construction;

     o    retail;

     o    manufacturing;

     o property management, including commercial office buildings, apartments and hotels;

     o medical, including nursing homes, hospitals and in-home health care providers;

     o city and county governments, including schools, gaming, temporary and permanent placement agencies; and

     o    accounting firms.

     Products and Services

     General.

     The Company's products and services are designed to verify job applicant background information for employers and consist of database searches through the use of the Company's in-house computer system and manual retrieval and copying of public records by the Company's network courier system. The Company's customers may request and receive records by telephone, mail, facsimile or through the Company's two web sites, www.accufacts.com and www.maglioinc.com, or by using proprietary software developed by Accufacts or a modem-equipped personal computer or terminal to access the Company's on-line order placing network. This network is available 24 hours per day, seven days a week. Accufacts licenses its software to its customers free of charge.

     The prices to Accufacts' customers of the reports prepared by the Company vary in price from $5.00 to $75.00 per report, depending upon the type and location of the background check requested by the customer. The reports may be viewed on screen or printed in either Accufacts' or the customer's offices. The reports remain in a computer file in Accufacts' host computer system for two years and are available to the customer at no additional cost during that period.

     The Company's in-house computer host system consists of automated, networked PCs running Window NT, using SQL data bases which automatically read orders out to the Company's agents and/or to third party databases for automatic processing. In addition, the Company operates its Internet-based consumer order entry system with the same automatic computer system, thereby reducing turnaround time and operating costs as compared to the Company's computers.

     The Company's network agent system currently consists of persons and small companies located throughout the United States. The agents are engaged as independent contractors by written agreements which provide for payment of a fee on a per document, per day or monthly basis. The number of agents in each state or locality depends on the size, population density, numbers of counties, and the organization of the court systems within the state or locality.

     The Company currently offers the following products and services:

     Criminal Histories--Searches in selected geographical areas for the presence of a criminal record. This background information is available statewide from 32 states or from all 3,300 counties in the United States on a county-by-county basis. The remaining 18 states do not have an accessible statewide depository for this type of information. This information is retrieved by Accufacts through its network agent system, computer access directly into the states and certain counties or, in some instances, by facsimile, mail and telephone.

     Motor Vehicle Driving Reports--Confirms driving records. This background information is retrieved by Accufacts through a non-affiliated third party and is available from all 50 states, the District of Columbia, and Puerto Rico. This same information could be obtained directly by the Company from the source or from other non-affiliated third parties. These reports and the credit reports discussed below are the only two products for which Accufacts serves as a broker.

     Credit Information. This background information is a special form of a common "credit report" designed for employment purposes only. The report complies with current provisions of the Fair Credit Reporting Act, as amended ("FCRA"). See "Government Regulation" below. Accufacts serves as a broker for this information for all three of the major credit bureaus (Equifax, TRW and TransUnion) and retrieves the information from these credit bureaus through software developed and owned by Accufacts . Accufacts customers may order any combination of the three credit bureaus.

     Social Security Number. This report will verify the issue date, number and name associated with the number. It will also indicate if the number has been reported deceased or not-issued as of a certain date. The report may also reveal other names, including, "also-known-as" or maiden names, and/or addresses previously or currently used by the applicant.

     Employment Verifications. Pursuant to the client's requirements, this report can include a complete verification of all previous employers, or a review of the most recent two or three positions held.

     Education Verifications. This report contains the applicant's academic history including: name of institution, dates of attendance, major course of study and the type of degree(s) received by the individual.

     Professional License Verification. Professional licenses in most states may be verified to include physicians, registered nurses, dentists, chiropractors, physical therapists, attorneys, certified public accountants, etc.

     Professional/Personal Reference Verification. This report is based on an interview of a co-worker or personal reference as provided by the applicant. The co-worker or personal reference is questioned as to the length and nature of their relationship with the applicant and the applicant's skills and work ethic.

     Federal Search. This search consists of a check for criminal and civil filings in a Federal District identified by the client, or the district of residence as identified by Accufacts. This search will reveal criminal and civil information that has not been purged, sealed or expunged by the court and generally involves a two to four-year time frame from the date of the search.

     New York State Sex Offender Registry Search. This is a statewide search of the New York State Sex Offender Registry Database. New York State sex offenders are categorized by the risk that they pose to public safety. For a sex offender to be included in the Registry, he or she must be under the supervision of the New York State Criminal Justice System to include probation, parole or incarceration.

     Nationwide Search for Outstanding Warrants. This search is conducted through a law-enforcement entity and includes a search of the NCIC database for wanted persons. It should be noted that for a subject to be listed on the NCIC database, a State, Local or Federal Law Enforcement Agency must have entered the subject into the database as a wanted person.

Accelerated Market Presence

     Accufacts intends to continue the acceleration of its market presence throughout the United States by further expanding and refining sales and marketing techniques used by it over the past several years, including the following methods:

     o Face-to-face selling with prospective customers, primarily larger companies;

     o in-house telemarketing to existing customers and to prospective customers who have shown an interest in purchasing Accufacts' products and services;

     o    independent resellers;

     o    public relations;

     o    participation in trade shows and seminars;

     o    advertising in trade publications;

     o    maintaining a web page on the Internet; and

     o mailing of news releases to existing customers and to prospective customers.

Acquisitions of Other Companies and/or Product Lines

     The Company is pursuing the acquisition of other companies, assets and/or product lines that either complement or expand Accufacts' business. Target companies are regional or state background checking companies or companies with complementary products including but not limited to drug testing, skills testing or safety and security products. The Company may use cash or stock or a combination of stock and cash to affect any such acquisitions. The Company has had, and will continue to have, discussions from time-to-time with potential acquisition candidates. On October 13, 1999, the Company acquired Maglio, Inc. buy merging it into Maglio-Accufacts, a wholly-owned subsidiary of the Company. Other than the acquisition of Maglio, Inc. in October 1999, the Company has not consummated any acquisitions nor is any acquisition considered probable as of the date of this Form 10-KSB. No assurance can be given that the Company will be successful in these efforts.

Long-Term Customer Relationships

     The Company is committed to providing quality products and services to its customers. Management believes that the Company's emphasis on building long-term relationships with its customers has played a significant role in Accufacts' success. Management further believes that these relationships are important not only to generate additional sales from existing customers, but also for customer referrals. A large percentage of the Company's sales have been generated by referrals from customers. The Company intends to continue to send monthly newsletters to existing customers; monitor its larger customers daily; and contact each of its customers on a regular basis through telesales.

Quality Customer Service and Support

     In order to offer customers quality service and support, Accufacts has developed and will continue to enhance a client service and support program including:

     o the availability of a customer service representative twelve hours a day Monday through Friday;

     o in-house training of all customer service representatives on Accufacts' products;

     o    quality control checks for Accufacts' products; and

     o    minimum acceptable performance guidelines for employees.

     In addition, Accufacts realizes the importance of long-term employees to the success of its operations and, therefore, strives to provide a positive work environment and benefits package for employees.

Marketing and Sales

     The Company's marketing program consists of direct marketing activities, exhibitions at trade shows, the Internet, public relations activities and in-house telemarketing. All of the leads generated by these marketing activities are referred to new customer telesales representatives for follow-up and, if applicable, obtaining the documentation (including executed User Agreements) needed to open new customer accounts.

     There are five employees at the Company's headquarters in New York, who are involved in marketing activities, one of whom is the Director of Marketing.

Customers

     The Company currently has approximately 700 customers located throughout the United States. During each of the fiscal years ended December 31, 1999, 1998 and 1997, sales were made in 50 states, with approximately 35.0%, 50.0% and 60.0%, respectively, of total sales having been made in the State of New York. No single customer of Accufacts accounted for more than 10.0% of total Accufacts sales during the fiscal years ended December 31, 1999, 1998 or 1997.

     Historically, the Company experiences 35.0% of its annual sales in the fourth quarter due to increased hiring by retailers, starting in mid-October and continuing through the holiday season.

Government Regulation

     The Company is a "consumer reporting agency" within the meaning of that term as used in, and therefore is subject to, the provisions of the FCRA, and is regulated by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act. Under the provisions of the FCRA, a consumer reporting agency may furnish a "consumer report" to a customer (other than a consumer or in response to a court order) only if such agency has reason to believe that, among other matters, the customer intends to use the information for a permissible purpose, including in connection with a credit transaction involving the consumer on whom the information is to be furnished or the review or collection of an account of the consumer or the customer otherwise has a legitimate need for the information in connection with a business transaction concerning the consumer. The background checking reports of Accufacts are consumer reports for purposes of the FCRA. In addition, certain of Accufacts' consumer reports are "investigative consumer reports" within the meaning of that term under the FCRA. The FCRA also prohibits disclosure of obsolete information concerning a consumer. Obsolete information generally means information which is more than seven years old.

     The FCRA requires a consumer reporting agency to maintain reasonable procedures designed to ensure that the prohibitions on the use of obsolete information are not violated, and that the information contained in a consumer credit report is used for a proper purpose. In addition, a consumer reporting agency must follow reasonable procedures to assure maximum accuracy of the information concerning the consumer about whom the report relates. See sub caption "Legal Considerations" below. The FCRA also requires a consumer reporting agency, upon request from a consumer, to disclose all information about that consumer in a consumer report, together with the source and the recipients of the information. In some cases, this information must be delivered to the consumer at no cost, and, in others, the agency may charge a reasonable fee. Accufacts historically has not charged such a fee.

     The Consumer Credit Reporting Reform Act (CCRRA) of 1996 amended the FCRA and added new requirements on consumer reporting agencies providing consumer reports for employment purposes. The requirements include:

     o providing customers with a notification of their responsibilities under the FCRA;

     o obtaining certifications from customers that they are performing certain specific actions as required by the FCRA;

     o providing the subject of the report with a free copy of the report if adverse action is taken by an employer based on information in the consumer report; and

     o providing a copy of a "Summary of Your Rights Under the Fair Credit Reporting Act" with each consumer report.

     The CCRRA also placed new requirements on the resale of consumer reports. A consumer reporting agency providing consumer reports to a reseller must now obtain the identity of the end user of the information for each report. In addition, the consumer reporting agency must receive certifications from resellers that their customers are performing the same specific actions as are required of the consumer reporting agency's direct customers, and ensure that reports are being resold only for permissible purposes.

     The FCRA provides that an investigative consumer report may not be prepared on any consumer unless such consumer receives notice thereof in writing not later than three days after the date on which the report was first requested, which must include a statement, among others, that the consumer has the right to request complete disclosure of the nature and scope of the investigation requested. The FCRA further provides that if the consumer requests disclosure of the information, the consumer reporting agency must make such disclosure in writing not later than five days after the date on which the request for disclosure was received. A consumer reporting agency may not be held liable for any violation of the FCRA provisions relating to investigative consumer reports if that agency shows by preponderance of the evidence that at the time of the violation, such agency maintained reasonable procedures to assure compliance with those provisions. Of the Company's current products, education/credential confirmations and reference checks are investigative consumer reports for purposes of the FCRA.

     The FCRA provides for civil liability sanctions against a consumer reporting agency by a consumer for willful or negligent noncompliance with the FCRA and criminal sanctions against officers and directors thereof who knowingly and willfully disclose information in a report to a person not authorized to receive the information.

     State laws also impact the Company's business. There are a number of states which have laws similar to the FCRA, and some states which have human rights laws more strict than the FCRA. A large number of states also regulate the type of information which can be made available to the public and/or impose conditions to the release of the information. For example, some state laws prohibit access to certain types of information, such as workers' compensation histories or criminal histories, while others restrict access without a signed release from the subject of the report. In addition, many privacy and consumer advocates and federal regulators have become increasingly concerned with the use of personal information, particularly credit reports. Attempts have been made and will continue to be made by these groups to adopt new or additional federal and state legislation to regulate the use of personal information. Federal and/or state laws relating to consumer reporting agencies and/or access and use of personal information, in particular, and privacy and civil rights, in general, amended or enacted in the future could materially adversely impact Accufacts' operations.

Legal Considerations

     Under general legal concepts and, in some instances, by specific state and federal statute, the Company could be held liable to customers and/or to the subjects of background checking reports prepared by the Company for inaccurate information or misuse of the information. The FCRA contains civil liability provisions for willful and negligent noncompliance with its requirements. The FCRA further provides in effect that, except for liability for willful or negligent noncompliance with the FCRA and false information furnished with malice or willful intent to injure a consumer, a consumer reporting agency, any user of information or any person who furnishes information to a consumer reporting agency will not be liable to the consumer for defamation, invasion of privacy or negligence based on information disclosed to such consumer under the provisions of the FCRA.

     The Company has developed and implemented internal policies designed to help ensure that background information retrieved by it concerning a consumer is accurate and that it otherwise complies with the provisions of the FCRA. In addition, each customer of Accufacts is required to sign an agreement, wherein such customer agrees, among other matters, to accept responsibility for using information provided by Accufacts in accordance with the provisions of the FCRA and all other applicable federal and state laws and regulations including federal and state equal opportunity laws and regulations. Accufacts also has internal checks in place regarding access and release of such information. Additionally, Accufacts requires that all employees sign a written acknowledgment covering the proper procedures for handling confidential information.

     In Feburary 2000, the Company obtained an errors and omissions insurance policy for its officer, directors and employees in the amount of $5.0 million. Such policy expires on February 13, 2001.

Competition

     The background checking industry is highly fragmented. The Company faces both direct and indirect competition for its products and services. In addition, many companies perform employee background checking in-house.

     Direct Competition

     There are a large number of companies engaged in the sale of one or more of the background checking products sold by the Company, and the Company believes that this number will increase. A significant number of these competitors are small companies operating on a local or regional basis; while some are large companies operating on a national scale. To the Company's knowledge, the background checking portion of the business of its larger direct competitors is currently a small portion of their overall operation. Unlike many of its direct competitors, the Company serves as a broker for only two of its products -- credit reports and motor vehicle driving records -- and obtains the data for the remainder of its products from the source. The Company believes that this helps to give it a competitive pricing advantage. The Company also believes that it has a competitive advantage over many of its competitors because of the wide variety of products that it can offer to customers, and because of its newly developed order entry and report retrieval system. Many of the Company's competitors, however, have substantially greater financial and personnel resources than the Company. In addition, it is possible that one or more of the Company's larger direct competitors could expand their background checking product line in the future.

     Indirect Competition

     The Company faces indirect competition from a number of companies engaged in, among others, drug, aptitude and attitude testing, handwriting analysis and on-the-job trial employment (employee leasing). These procedures, though often used with background checking, compete with Accufacts' products and services. Most of these competitors operate on a national scale and have substantially greater financial and personnel resources than the Company. In addition, it is possible that one or more of these competitors could expand their product lines in the future to include background checking products and services.

Employees

     The Company has a total of 40 full-time employees, five of whom are involved in marketing, two in finance, 24 in data processing, one in programming, five in customer service and three in management. None of the Company's employees is represented by labor unions or is subject to collective bargaining arrangements. Accufacts considers its relations with its employees to be good.

Item 2. Description of Property.

     The Company maintains its principals offices at a 3,000 square foot facility located at 6 Greene Street, New York, NY 10013 pursuant to a lease agreement, dated April 1, 1997, between the Company and 6 Greene Street Associates, LLC. The lease, as amended, is for five years, expiring May 2003, and the rent is $2,500 per month, or $30,000 per year, including heat, but excluding electrical charges. The Company believes that these facilities are adequate for its current needs.

     Maglio-Accufacts, the wholly-owned subsidiary of Accufacts, and successor to Maglio, Inc., maintains a 2,960 square foot office located at 2180 West State Road 434, Suite 4150, Longwood, Florida 32779 pursuant to a lease agreement, dated May 28, 1998, as amended, between Maglio, Inc. and CB Sanlando Center, Inc, and assigned to Maglio-Accufacts. The term of the lease agreement is for five years, commencing August 1, 1998 until July 31, 2003, and the monthly rent is (i) $4,440 for the period from August 1, 1999 to September 31, 2000, (ii) $4,564 for the period from August 1, 2000 to July 31, 2001, (iii) $4,687 for the period from August 1, 2001 to July 31, 2002 and (iv) $4,872 for the period from August 1, 2002 to July 31, 2003.

Item 3. Legal Proceedings.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

     In August 1998, Southern Cargo acquired all of the assets and assumed all of the liabilities of our Company and changed its name to Accufacts Pre-Employment Screening, Inc. and its state of incorporation from Florida to Delaware. On September 9, 1998, the Company's common stock, par value $.01 per share (the "Common Stock"), commenced being quoted on the OTC Bulletin Board, the "OTCBB," under the symbol "APES." The following table sets forth the high and low bid prices for the Company's Common Stock, commencing September 9, 1998, on a quarterly basis. The quotations represent bid between dealers and do not included retail mark-up, mark-down or commissions, and do not represent actual transactions.

--------------------------------------------------------------------------------
              Quarter                      Low Bid Price*      High Bid Price*
--------------------------------------------------------------------------------
Fiscal 1998:
--------------------------------------------------------------------------------
3rd Quarter (from September 9, 1998)           $1.0000             $3.0000
--------------------------------------------------------------------------------
4th Quarter                                    $1.1250             $3.1875
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Fiscal 1999:
--------------------------------------------------------------------------------
1st Quarter                                    $1.2500             $4.3750
--------------------------------------------------------------------------------
2nd Quarter                                    $1.1250             $5.0000
--------------------------------------------------------------------------------
3rd Quarter                                    $1.5625             $2.7500
--------------------------------------------------------------------------------
4th Quarter                                    $1.6250             $2.6875
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Fiscal 2000:
--------------------------------------------------------------------------------
1st Quarter                                    $1.3750             $2.5625
--------------------------------------------------------------------------------
2nd Quarter (through April 5, 2000)            $1.2500             $1.4375
--------------------------------------------------------------------------------
-----------
*Source: OTCBB Quarterly Reports.

     The Company believes that as of March 31, 2000, there were 20 holders of record of 6,627,471 shares of Common Stock, including holders which maintain their ownership in "Street-Name."

Dividends

     The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company anticipates that for the foreseeable future, earnings will be retained for the development of its business. Accordingly, the Company does not anticipate paying dividends on the Preferred Stock or Common Stock in the foreseeable future. The payment of future dividends will be at the sole discretion of the Company's Board of Directors and will depend upon among other of the Company and general business conditions.

Recent Sales of Unregistered Securities

     The following is a summary of all securities sold by the Registrant within the past three years which were not registered pursuant to the Securities Act of 1933, as amended (the "Act"):

     o On August 20, 1998, the Company issued an aggregate of 3,750,000 shares of its Common Stock to Philip Luizzo, the President and Chief Executive of Accufacts, in connection with the merger of Accufacts into Southern Cargo. The Company relied upon Section 4(2) promulgated under the Act in that such issuance did not involve a public offering.

     o On August 26, 1998, the Company issued an aggregate of 500,000 shares of Common Stock to Robert DePalo in consideration for consulting services rendered. The Company relied upon Section 4(2) promulgated under the Act in that such issuance did not involve a public offering.

     o On August 26, 1998, the Company issued 500,000 shares of Common Stock to the Old Oak Fund, Inc. in consideration for financial consulting services rendered. The Company relied upon Section 4(2) promulgated under the Act in that such issuance did not involve a public offering.

     o On August 26, 1998, the Company issued 200,000 shares of Common Stock to Tammy Perrotta in consideration for financial advisory services rendered. The Company relied upon Section 4(2) promulgated under the Act in that such issuance did not involve a public offering.

     o During the period commencing September 15, 1998 until December 18, 1998, the Company sold an aggregate of 500,000 shares of Common Stock in a private placement to sophisticated investors pursuant to Rule 504 of Regulation D promulgated under the Act.

     o On October 13, 1999, the Company issued an aggregate of 177,471 shares of its Common Stock to Richard J. Maglio, the principal owner of Maglio, Inc., of which 174,971 shares were issued in connection with the acquisition of Maglio, Inc. by Maglio-Accufacts and 2,500 shares in consideration for Mr. Maglio entering into a non-competition agreement with the Company. The Company relied upon Section 4(2) promulgated under the Act in that such issuance did not involve a public offering.

     o On October 11, 1999, the Company issued to Richard J. Maglio, in connection with the acquisition of Maglio, Inc. by Maglio-Accufacts, an option to purchase up to 50,000 shares of Common Stock of Accufacts at a purchase price of $2.50 per share at any time commencing October 11, 2000 until, and including, October 11, 2002. The Company relied upon Section 4(2) promulgated under the Act in that such issuance did not involve a public offering.

Item 6. Management's Discussion and Analysis or Plan of Operation Plan of Operation.

     Accufacts Pre-Employment Screening, Inc., a Delaware corporation (the "Company"), had revenues of $2,283,533 for the fiscal year ended December 31, 1999, as compared to $1,598,772 for the year ended December 31, 1998, representing an increase of $684,761, or 42.8%. Such increase was due to internal growth, a larger client base and cross-selling additional services attributable to the acquisition of Maglio, Inc., a Florida corporation engaged in providing pre-employment screening services ("Maglio, Inc."), by Maglio-Accufacts Pre-Employment Screening, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, in October 1999 (the "Maglio Acquisition").

     General and administrative expenses were $1,008,012 for the fiscal year ended December 31, 1999, as compared to $552,474 for the fiscal year ended December 31, 1998, representing an increase of $455,538, or 82.5%. Such increase was attributable to the Maglio Acquisition, including the commencement of programs to integrate Maglio, Inc.'s operations into the Company's, increased legal and accounting fees and increased marketing expenses due to the Company's increased attendance at industry trade shows and sponsorships.

     Net losses were $215,566 for the fiscal year ended December 31, 1999, as compared to $124,881 for the fiscal year ended December 31, 1998, representing an increase of $90,685, or 72.6%. Such increase was attributable to increased expenditures in connection with integrating and creating a simplified and automated new infrastructure to connect the Company's Florida and New York offices. By combining the Florida and New York operations, the Company's management believes that it will be able to reduce the amount of time allocated to general and administrative matters as well as reduce costs of revenue, and focus more on marketing.

     Net cash used in operating activities was $394,927 for the fiscal year ended December 31, 1999, as compared to $106,214 for the fiscal year ended December 31, 1998, representing an increase of $288,713, or 271.8%.

     Days outstanding in receivables was 62 days for the fiscal year ended December 31, 1999, as compared to 59 days for the fiscal year ended December 31, 1998, representing an increase of 3 days, or 5.1%. This increase was attributable to the gain of a larger client base with longer payment terms.

     The Company's financing activities included borrowing from a bank, stockholders' loans and private placement offering. The Company's financing activities resulted in net cash provided by financing activities of $681,115 and $199,289 for the years ended December 31, 1999 and 1998, respectively, reflecting an increase of $481,826, or a change of 241.7%. The Company believes it will be able to fund its short-term cash needs through funds from operations and additional capital raising efforts.

Liquidity and Capital Resources

     The Company intends to increase its business through the use of operating profits and borrowings and additional capital raising. The Company believes that its anticipated cash flow operations as well as availability of funds from existing bank facilities and proceeds of the offering completed recently will provide the liquidity to meet its current foreseeable cash needs for at least a year.

     At December 31, 1999, the Company had total assets $1,510,236, as compared to $447,210 at December 31, 1998, representing an increase of $1,063,026, or 237.8%. At December 31, 1999, the Company had total liabilities of $452,370, as compared to $300,904 at December 31, 1998, representing an increase of $151,466, or 50.3%.

     The Company had a working capital of $483,889 as of December 31, 1999, as compared to $90,748 as of December 31, 1998, representing an increase of $393,141, or 433.2%

     The Company currently has a bank source of funding:

     o Line of credit in the amount of $100,000 ($43,274 of which was outstanding as of December 31, 1999) with an annual percentage rate of 7.75%.

     o An overdraft protection on Business Checking Account of $25,000 ($0 of which was outstanding as of December 31, 1999) with an annual percentage rate of 13.75%.

Year 2000 Issue

     The Company's in-house systems were Year 2000 compliant and its client software was also Year 2000 compliant. The Company did not experience any software problems attributable to the Year 2000 problem.

Item 7. Financial Statements.

     Consolidated Financial Statements are found immediately following the signature page of this Report on pages F-1 through F-18.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The directors and executive officers of Accufacts and Maglio-Accufacts are as follows:

                                                      Director of                         Director of
                           Position with              Accufacts     Position with         Maglio-Accufacts
Name                 Age   Accufacts                  Since         Maglio-Accufacts      Since
----                 ---   -------------              -----------   ----------------      ----------------
Philip Luizzo        34    Chief Executive Officer,   1998          President and         1999
                           President and Chairman                   Director
                           Of the Board
John C. Svedese      39    Vice President and         1998          Vice President and    1999
                           Director Director

Richard J. Maglio    53      --                         --          Vice President of     1999
                                                                    Operations and
                                                                    Director
Anthony J. Luizzo    56    Corporate Secretary and    1998          Corporate Secretary   1999
                           Director                                 and Director
Frank Luizzo         50    Director                   1998          Director              1999
Joseph W. Slattery   62    Director                   1998          Director              1999

     Philip Luizzo, the President, Chief Executive Officer and Chairman of the Board of Directors of Accufacts and the President and a Director of Maglio-Accufacts, has served as the President and Chief Executive Officer of Accufacts and its predecessor, Southern Cargo, since 1994 and as President of Maglio-Accufacts since 1999. For more than two years prior to 1994, Mr. Luizzo was a manager of L.C. Security. Mr. Luizzo earned an undergraduate degree in Finance from The University of Nevada, Las Vegas and has authored a number of articles on background screening for major magazines and professional journals including Security Management Magazine and The Internal Auditing Alert. Mr. Luizzo has lectured to numerous companies and Professional organizations on aspects of conducting background investigations for prospective employees. Philip Luizzo is the son of Anthony J. Luizzo, the Corporate Secretary and a Director of Accufacts' and Maglio-Accufacts, and the nephew of Frank Luizzo, a Director of Accufacts and Maglio-Accufacts.

     John C. Svedese, the Vice President and a Director of Accufacts and Maglio-Accufacts, has over 12 years experience as a senior investigative auditor for the New York City District Council of Carpenters. Mr. Svedese has been with Accufacts and its predecessor, Southern Cargo, since 1994 and with Maglio-Accufacts since 1999, and is familiar with all aspects of the Company's growth and development. Mr. Svedese monitors the day-to-day operations of Accufacts in the New York City office. In order to maintain Accufacts' high level of personal as well as professional services, he also acts as the business liaison between Accufacts and its clients. Mr. Svedese assists the Board of Education of the City of New York by providing seminars regarding pre-employment screening by corporations to its faculty and students.

     Richard J. Maglio, the Vice President of Operations and a Director of Maglio-Accufacts since October 1999, served as the President of Maglio, Inc., a business engaged in providing employment background screening services to client companies throughout the United States, since its inception in 1986 until it was merged into Maglio-Accufacts in October 1999. Mr. Maglio earned an undergraduate degree in Human Resources Management from the University of Wisconsin-Oshkosh in 1968.

     Anthony J. Luizzo, CFE, CST, DABFE, the Corporate Secretary and a Director of Accufacts and Maglio-Accufacts, has been an owner and principal employee of L.C. Consulting Group, Inc. for more than five years. Mr. Luizzo has over 35 years of law enforcement and security management experience as a former detective with the New York City Police Department and as a senior security administrator with the New York City Mayor's Office of Economic Development and Business Services and the NYC Health & Hospitals Corporation. Anthony Luizzo earned a graduate degree in criminology and undergraduate degree in security management from Pacific Western University and held adjunct faculty positions at John Jay College of Criminal Justice Studies and New York University. Mr. Luizzo is presently an adjunct faculty member at Long Island University. Mr. Luizzo is a certified fraud examiner, certified security trainer, certified police instructor, and a board certified forensic examiner. He has written over 25 articles addressing aspects of security and loss prevention management for a wide variety of magazines and professional trade journals including The CPA Journal, Security Management Magazine, The Journal of Health Care Protection Management, and The White Paper. He is the author of "Play it Safe," a retail fraud prevention brochure, and coauthor of Fraud Auditing: A Complete Guide, a workbook for accountants and auditors on conducting fraud audits and investigations published by the Foundation for Accounting Education. Mr. Luizzo has lectured on security management issues to corporations, municipal agencies and professional organizations nationwide. He has conducted over 5,000 security surveys for corporations, hospitals, commercial, institutional and residential complexes, and often testifies as a security expert in litigation involving deficient security. Mr. Luizzo is the President of the New York Chapter of Certified Fraud Examiners. He serves or has served on the Board of Directors of The Associated Licensed Detectives of New York State, The Society of Professional Investigators, and The Academy of Security Educators and Trainers. Anthony Luizzo is the father of Philip Luizzo, the President, Chief Executive Officer and Chairman of the Board of Directors of Accufacts and the President and a Director of Maglio-Accufacts, and the brother of Frank Luizzo, a Director of Accufacts and Maglio-Accufacts.

     Frank Luizzo, CFE, a Director of Accufacts and Maglio-Accufacts, has, for more than the past two years, been the Director of Operations of several security-related departments at the Hard Rock Hotel and Casino in Las Vegas, Nevada. For more than three years prior thereto, he was the General Manager of United Coin Machine Co. in Las Vegas Nevada which is in the business of managing slot machine route operations. Mr. Luizzo has over 30 years of law enforcement and security management experience as a former Nevada State Trooper and Gaming Agent/Supervisor - Gaming Control Board State of Nevada. Mr. Frank Luizzo is presently the Director of Security for The Hard Rock Hotel and Casino, Las Vegas, Nevada and formerly held positions as General Manager, United Coin Machine Co. and Assistant to the Chairman, Aladdin Hotel and Casino. Mr. Luizzo coauthored an article on "Casino Fraud" featured in Security Management Magazine and was prominently featured in television documentaries on "Gaming Security" for The Discovery Channel and "E" Entertainment. Mr. Luizzo is a member and past president of the Las Vegas Security Chief's Association, a member of the

International Association of Financial Crime Investigators, and current president of the Harmon Avenue Business Association. Mr. Frank Luizzo is the uncle of Philip Luizzo, the President, Chief Executive Officer and Chairman of the Board of Accufacts and the President and a Director of Maglio-Accufacts, and the brother of Anthony J. Luizzo, the Corporate Secretary and a Director of Accufacts and Maglio-Accufacts.

     Joseph W. Slattery, CFE, a Director of Accufacts and Maglio-Accufacts, has been a manager with L.C. Security where he conducts the security board training division for more than the past five years. Mr. Slattery has over 40 years of law enforcement and security management experience as a former Deputy Inspector with the New York City Police Department and as private security consultant/trainer. Mr. Slattery earned an undergraduate/graduate degree in security management from John Jay College of Criminal Justice Studies. Mr. Slattery is a certified fraud examiner and a certified security guard instructor in New York State. Mr. Slattery is a former treasurer for The Captain's Endowment Association - New York City Police Department and a current board member of The New York Chapter of Certified Fraud Examiners. Mr. Slattery has lectured on various aspects of security, loss prevention and fraud prevention management to corporations, municipal agencies and professional organizations nationwide. Throughout his career, he has conducted numerous security surveys of corporate facilities, hospitals, and commercial/industrial entities.

     All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified, subject to death, resignation or removal from office prior to such time.

Section 16(a) Beneficial Ownership Reporting Compliance

     During the fiscal year ended December 31, 1999, Philip Luizzo, the Company's President, Chief Executive Officer and Chairman of the Board; John Svedese, the Vice President and a Director of the Company; Anthony J. Luizzo, the Secretary and a Director of the Company; and Frank Luizzo and Joseph W. Slattery, both of whom are Directors of the Company, did not timely file their initial statements of beneficial ownership of securities on Form 3 with the Securities and Exchange Commission and with the Company. Other than Philip Luizzo, none of the other persons mentioned above beneficially held any securities of the Company at either the required or actual time of filing such Forms 3. Philip Luizzo's initial ownership of 3,750,000 shares of Common Stock of the Company has remained unchanged from the date of filing to the date hereof.

Item 10. Executive Compensation.

     The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to the Chief Executive Officer and to the four most highly compensated executive officers other than the Chief Executive Officer whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 1999 (collectively, the "Named Executive Officers") for services during the fiscal years ended December 31, 1999, 1998 and 1997:

                           SUMMARY COMPENSATION TABLE

                                                                      Annual Compensation
                                                        ---------------------------------------------------
                                                                                               Other Annual
                                        Fiscal                                                 Compensation
  Name and Principal Position            Year           Salary ($)          Bonus ($)             ($)(1)
  ---------------------------            ----           ----------          ---------          ------------
 Philip Luizzo, President and            1999            $150,000            $      0            $  8,400
 Chief Executive Officer                 1998            $ 49,420            $      0            $      0
                                         1997            $ 43,630            $      0            $      0

----------
(1)  Includes a monthly car allowance of $700 per month.

     Currently, the Directors of the Company are not compensated for serving on the Board of Directors.

     On October 11, 1999, the Company entered into an employment agreement with Richard J. Maglio, the Vice President of Operations and a Director of Maglio-Accufacts. The term of the employment agreement is for three years, commencing October 11, 1999 until October 11, 2002, during which Mr. Maglio is to be employed as the Vice President of Operations of Maglio-Accufacts. Pursuant to the terms of the employment agreement, Mr. Maglio is to receive an annual base salary of $75,000, which shall be increased by a minimum of 4.0% for each subsequent year, and 3.0% of any profits of the Company in excess of $500,000. Mr. Maglio also received options to purchase up to 50,000 shares of Common Stock of Accufacts at a purchase price of $2.50 per share at any time commencing October 11, 2000 until October 11, 2002. During the term of the employment agreement, Mr. Maglio is entitled to be reimbursed for automobile expenses not exceeding $521 per month and for expenses incurred in connection with his employment. Mr. Maglio's compensation under the foregoing employment agreement was $21,723 for the fiscal year ended December 31, 1999.

     The Company does not have a stock option plan at this time.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     Philip Luizzo is employed as President and Chief Executive Officer of Accufacts under an employment agreement, dated September 1, 1998, as amended. The term of Mr. Luizzo's employment agreement is five years and provides for (i) an annual base salary of $150,000, (ii) 10.0% of any profit in excess of $500,000, (iii) reasonable out-of-pocket expenses and (iv) a monthly car allowance of up to $700. In addition, in the event Mr. Luizzo is terminated without cause or if there is a change-of-control (as defined in the employment agreement) of the Company, Mr. Luizzo is entitled to receive his salary for a period of two years commencing on the date of termination or change-of-control, as the case may be. Also, if the Company terminates the employment agreement without cause, the Company shall purchase Mr. Luizzo's shares in the Company over a period of 6 months at the lesser of (x) market value (average of bid and asked prices) or (y) $1.00 per share.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information concerning the beneficial ownership of the Company's outstanding Common Stock as of March 31, 2000, by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) each Named Executive Officer, (iii) each of the Company's directors and (iv) all executive officers and directors as a group. Unless otherwise indicated below, to the knowledge of Advanced Knowledge all persons listed below have sole voting and investment power with respect to their shares of Common Stock except to the extent that authority is shared by spouses under applicable law.

                                                                 Amount and Nature of     Percentage of Class
      Name and Address of Beneficial Owner (1)                 Beneficial Ownership (2)           (3)
      ----------------------------------------                 ------------------------   -------------------
Philip Luizzo                                                          3,750,000                 56.6%
John C. Svedese                                                                0                   --
Richard J. Maglio(4)                                                     177,471                  2.7%
Anthony J. Luizzo                                                              0                   --
Frank Luizzo                                                                   0                   --
 Joseph W. Slattery                                                            0                   --
All executive officers and directors as a group (six persons)          3,927,471                 59.3%

----------

(1) Unless otherwise noted, the address for each individual is in care of Accufacts Pre-Employment Screening, Inc., 6 Greene Street, New York, New York 10013.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date of filing this Form 10-KSB have been exercised. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3)  Based on 6,627,471 shares of Common Stock as of March 31, 2000.

(4) Address for reporting person is c/o Maglio-Accufacts Pre-Employment Screening, Inc., 2180 West State Road 434, Suite 4150, Longwood, Florida 32779.

Item 12. Certain Relationships and Related Transactions.

     None.

Item 13. Exhibits, List and Reports on Form 8-K.

     On October 28, 1999, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, dated October 13, 1999, regarding the acquisition of all of the operating assets of Maglio, Inc., a pre-employment screening services company based in Longwood, Florida, by merging Maglio, Inc. with and into Maglio-Accufacts.

     On December 23, 1999, the Company filed with the Securities and Exchange Commission an amendment to the foregoing Form 8-K for the purpose of including financial statements and pro forma financial information required by Item 7 of Form 8-K.

                                    Exhibits
Exhibit
  No.                              Description
-------                            -----------

  2.1 Plan and Agreement of Merger of Maglio, Inc. and Maglio-Accufacts Pre-Employment Screening, Inc., dated October 11, 1999, by and among Accufacts Pre-Employment Screening, Inc., Maglio-Accufacts Pre-Employment Screening, Inc. and Maglio, Inc. (1)

  2.2 Supplemental Agreement, dated as of October 11, 1999, by and among Accufacts Pre-Employment Screening, Inc., Maglio-Accufacts Pre-Employment Screening, Inc., Maglio, Inc. and Richard J. Maglio (1)

  3.1 Articles of Incorporation of Accufacts Pre-Employment Screening, Inc. and Certificate of Merger (2)

  3.2   By-laws of Accufacts Pre-Employment Screening, Inc. (2)

  3.3 Certificate of Incorporation of Maglio-Accufacts Pre-Employment Screening, Inc.

  3.4   By-laws of Maglio-Accufacts Pre-Employment Screening, Inc.

  4.1 Specimen of Common Stock Certificate of Accufacts Pre-Employment Screening, Inc. (2)

  4.2 Asset Purchase Agreement, dated August 26, 1998, between Southern Cargo, Inc. and Accufacts Pre-Employment Screening, Inc. (2)

  4.3 Shareholder Rights and Registration Rights Agreement, dated as of October 11, 1999, by and between Accufacts Pre-Employment Screening, Inc. and Richard J. Maglio (1)

 10.1 Employment Agreement, dated September 1, 1998, between the Registrant and Philip Luizzo (2)

 10.2 Amendment, dated October 5, 1999, to the Employment Agreement, dated September 5, 1998, between the Registrant and Philip Luizzo (3)

 10.3 Employment Agreement, dated September 1, 1998, between the Registrant and John Svedese (2)

 10.4 Employment Agreement, dated October 11, 1999, by and among the Registrant, Maglio-Accufacts Pre-Employment Screening, Inc. and Richard
        J. Maglio

 10.5 Lease Agreement, dated April 1, 1997, between the Registrant and 6 Greene Street Associates, LLC., as amended

 10.6 Lease Agreement, dated August 28, 1998, between Maglio, Inc. and CB Sanlando Center, Inc.

 21.1   List of Subsidiaries

 27.1   Financial Data Schedule

----------

(1) Filed as an exhibit to the Registrant's Current Report on Form 8-K, dated October 13, 1999, filed with the Securities and Exchange Commission on October 28, 1999 (SEC File No.: 001-14995), and is incorporated by reference herein.

(2) Filed as an exhibit to the Registrant's Form 10-SB filed with the Securities and Exchange Commission on May 7, 1999 (SEC File No.:
     001-14995), and is incorporated by reference herein.

(3) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Commission on November 15, 1999 (SEC File No.: 001-14995), and is incorporated by reference herein.

                                   Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Accufacts Pre-Employment Screening, Inc.
Date: April 11, 2000
                                        By: /s/ Philip Luizzo
                                            -----------------
                                            Philip Luizzo
                                            President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Philip Luizzo                                          Date: April 11, 2000
-----------------------
     Philip Luizzo
     President and Chief Executive Officer
     (Principal Executive Officer)

/s/ John C. Svedese                                        Date: April 11, 2000
-----------------------
     John C. Svedese
     Vice President and Director

/s/ Frank Luizzo                                           Date: April 11, 2000
-----------------------
     Frank Luizzo
     Director

/s/ Joseph W. Slattery                                     Date: April 11, 2000
----------------------
     Joseph W. Slattery
     Director

/s/ Anthony Luizzo                                         Date: April 11, 2000
----------------------
     Anthony Luizzo
     Secretary and Director

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                                                  AND SUBSIDIARY

--------------------------------------------------------------------------------
                                                                        CONTENTS



                                                                           Page
                                                                           ----


INDEPENDENT AUDITORS' REPORT                                                 F-2


CONSOLIDATED FINANCIAL STATEMENTS

  Balance Sheet                                                          F-3 - 4
  Statements of Operations                                                   F-5
  Statements of Changes in Stockholders' Equity                              F-6
  Statements of Cash Flows                                               F-7 - 8


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-9 - 18

                          INDEPENDENT AUDITORS' REPORT




To the Stockholders and Board of Directors of Accufacts Pre-Employment Screening, Inc and Subsidiary.


We have audited the accompanying consolidated balance sheet of Accufacts Pre-Employment Screening, Inc. and subsidiary as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accufacts Pre-Employment Screening Inc. and subsidiary as of December 31, 1999, and the results of their consolidated operations and their cash flows for the two years then ended, in conformity with generally accepted accounting principles.




/s/ Marcum & Kliegman LLP

March 14, 2000
New York, New York

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                                                  AND SUBSIDIARY

                                                      CONSOLIDATED BALANCE SHEET

                                                               December 31, 1999
--------------------------------------------------------------------------------


                                     ASSETS



CURRENT ASSETS
 Cash                                                                 $  298,331
 Accounts receivable, net of allowance for doubtful accounts
  of $4,836                                                              636,463
                                                                      ----------

       Total Current Assets                                                         $  934,794


PROPERTY AND EQUIPMENT, Net                                                            155,084


OTHER ASSETS
 Security deposits                                                         8,554
 Prepaid expense                                                          68,572
 Deferred income tax asset                                               185,600
 Intangible assets, net                                                  157,632
                                                                      ----------


       Total Other Assets                                                              420,358
                                                                                    ----------


       TOTAL ASSETS                                                                 $1,510,236
                                                                                    ==========


      The accompanying notes are an integral part of these financial statements.

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                                                  AND SUBSIDIARY

                                                      CONSOLIDATED BALANCE SHEET

                                                               December 31, 1999
--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
 Accounts payable and accrued expenses                                $   194,056
 Current maturities of capital lease obligations                            8,295
 Note payable, bank                                                        43,274
 Loans payable, stockholder                                                21,280
 Deferred income tax liability                                            184,000
                                                                      -----------

       Total Current Liabilities                                                    $   450,905

OTHER LIABILITIES
 Capital lease obligations, less current maturities                                       1,465
                                                                                    -----------

       TOTAL LIABILITIES                                                                452,370

COMMITMENTS

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value, 5,000,000 shares authorized,
  none issued and outstanding                                                  --
 Common stock, $0.01 par value, 50,000,000 authorized,
   6,627,471 issued and outstanding                                        66,275
 Additional paid-in-capital                                             1,319,821
 Accumulated deficit                                                     (328,230)
                                                                      -----------

       TOTAL STOCKHOLDERS' EQUITY                                                     1,057,866
                                                                                    -----------

       TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                                        $ 1,510,236
                                                                                    ===========

      The accompanying notes are an integral part of these financial statements.

                         ACCUFACTS PRE-EMPLOYMENT SCREENING, INC. AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                  For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------



                                                        1999           1998
                                                     -----------    -----------

REVENUES                                             $ 2,283,533    $ 1,598,772


COST OF SALES                                          1,531,924      1,119,043
                                                     -----------    -----------


       GROSS PROFIT                                      751,609        479,729


GENERAL AND ADMINISTRATIVE EXPENSES                    1,008,012        552,474
                                                     -----------    -----------


       OPERATING LOSS                                   (256,403)       (72,745)


OTHER INCOME (EXPENSE)
 Interest income (expense), net                            4,857        (10,031)
                                                     -----------    -----------


       LOSS BEFORE INCOME TAXES                         (251,546)       (82,776)


INCOME TAX (BENEFIT) EXPENSE                             (35,980)        42,105
                                                     -----------    -----------


       NET LOSS                                      $  (215,566)   $  (124,881)
                                                     ===========    ===========


Net (Loss) Per Share, Basic and Diluted              $     (0.03)   $     (0.02)
                                                     ===========    ===========


Weighted average number of common shares outstanding   6,228,556      5,181,096
                                                     ===========    ===========


      The accompanying notes are an integral part of these financial statements.

                         ACCUFACTS PRE-EMPLOYMENT SCREENING, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                  For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                                                   Common Stock
                                                                            --------------------------
                                                    Preferred Stock                   Shares                              Additional
                                              --------------------------    --------------------------                     Paid in
                                                Shares         Amount        Subscribed      Issued         Amount         Capital
                                              -----------    -----------    -----------    -----------    -----------    -----------
BALANCE - January 1, 1998                            --             --      $      --              200    $     5,380    $      --


Issuance of shares resulting from merger                                                     3,750,000         37,500

Recapitalization resulting from merger                                                         999,800          4,620

Issuance of shares for consulting services                                                   1,200,000         12,000

Issuance of shares in connection with the
  Offering, net of offering costs                                                              125,000          1,250        198,220

Common stock subscribed in connection with
  the Offering                                                                  375,500                         3,750        746,250

Stock subscription receivable in connection with the Offering

Net loss
                                              -----------    -----------    -----------    -----------    -----------    -----------


BALANCE - December 31, 1998                                                     375,500      6,075,000         64,500        944,470


Stock subscription received                                                    (375,000)       375,000

Issuance of shares relating to acquisition                                                     174,971          1,750        370,063

Issuance of shares relating to
  non-competition agreement                                                                      2,500             25          5,288

Net loss
                                              -----------    -----------    -----------    -----------    -----------    -----------
BALANCE - December 31, 1999                          --      $      --             --        6,627,471    $    66,275    $ 1,319,821
                                              ===========    ===========    ===========    ===========    ===========    ===========



                                                     Stock
                                                 Subscription    Accumulated
                                                  Receivable       Deficit        Total
                                                  -----------    -----------   -----------
BALANCE - January 1, 1998                         $      --      $    55,687   $    61,067


Issuance of shares resulting from merger                             (37,500)           --

Recapitalization resulting from merger                                (5,970)       (1,350)

Issuance of shares for consulting services                                          12,000

Issuance of shares in connection with the
  Offering, net of offering costs                                                  199,470

Common stock subscribed in connection with
  the Offering                                                                     750,000

Stock subscription receivable in connection
  with the Offering                                  (750,000)                    (750,000)

Net loss                                                            (124,881)     (124,881)
                                                  -----------    -----------   -----------


BALANCE - December 31, 1998                          (750,000)      (112,664)      146,306


Stock subscription received                           750,000                      750,000

Issuance of shares relating to acquisition                                         371,813

Issuance of shares relating to
  non-competition agreement                                                          5,313

Net loss                                                            (215,566)     (215,566)
                                                  -----------    -----------   -----------
BALANCE - December 31, 1999                       $      --      $  (328,230)   $ 1,057,866
                                                  ===========    ===========   ===========


      The accompanying notes are an integral part of these financial statements.

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                                                  AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                            1999         1998
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $(215,566)   $(124,881)
                                                         ---------    ---------
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                             44,330       33,358
  Increase in accounts receivable                         (119,593)     (60,515)
  Increase in prepaid expense                              (68,572)        --
  Increase in security deposits                               --           (508)
  Increase in accounts payable and accrued expenses          6,074        6,332
  Increase (decrease) in deferred income taxes             (41,600)      40,000
                                                         ---------    ---------

    TOTAL ADJUSTMENTS                                     (179,361)      18,667
                                                         ---------    ---------

    NET CASH USED IN OPERATING ACTIVITIES                 (394,927)    (106,214)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                      (23,702)     (25,233)
  Payment for intangible asset                             (21,000)     (19,000)
  Cash acquired in connection with acquisition               4,348         --
                                                         ---------    ---------

       NET CASH USED IN INVESTING ACTIVITIES               (40,354)     (44,233)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments on capital lease obligations                   (9,179)      (6,395)
  Net repayments of note payable, bank                     (54,706)      (5,786)
  Repayments on stockholder's loans                         (5,000)        --
  Proceeds from issuance of common stock                   750,000      250,000
  Payments for the offering costs                             --        (38,530)
                                                         ---------    ---------

       NET CASH PROVIDED BY FINANCING ACTIVITIES           681,115      199,289
                                                         ---------    ---------

    NET INCREASE IN CASH                                   245,834       48,842

CASH - Beginning                                            52,497        3,655
                                                         ---------    ---------

CASH - Ending                                            $ 298,331    $  52,497
                                                         =========    =========

      The accompanying notes are an integral part of these financial statements.

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                                                  AND SUBSIDIARY

                                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                                  For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                         1999       1998
                                                                       --------   --------
Cash paid during the years for:
     Interest                                                          $  6,192   $ 10,066
     Income taxes                                                      $  4,529   $  1,034

Non-cash investment and financing activities:

  Acquired assets through capital leases                               $   --     $ 25,334
  Subscription receivable for common stock subscribed in
   connection with the Offering                                        $   --     $750,000
  Issuance of shares resulting from merger                             $371,813   $ 37,500
  Issuance of shares for consulting services                           $   --     $ 12,000
  Accounts payable acquired in connection with the merger              $   --     $  1,350
  Issuance of shares resulting from collection of stock subscription   $750,000   $   --
  Issuance of shares relating to a non-competition agreement           $  5,313   $   --

  The Company acquired the following assets and liabilities in connection with its acquisition of Maglio, Inc. during the year ended December 31, 1999:

  Accounts receivable                                                  $227,475
  Property and equipment                                                 84,296
  Security deposit                                                        5,846
  Accounts payable                                                      (35,632)
  Notes payable                                                         (34,645)
                                                                       --------
  Total                                                                $247,340
                                                                       ========

      The accompanying notes are an integral part of these financial statements.

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Summary of Significant Accounting Policies

     Nature of Business

     Accufacts Pre-Employment Screening, Inc. ("Accufacts") was incorporated on October 6, 1994 in the State of New York. On August 31, 1998, Accufacts consummated a merger with a public shell, Southern Cargo Company ("Southern"), a Florida corporation. Southern simultaneously with this merger changed its name to Accufacts Pre-Employment Screening Inc. ("APES") and shortly thereafter re-incorporated in the State of Delaware. Under the terms of the merger all of the outstanding shares of Accufacts were acquired by Southern in exchange for 3,750,000 shares of Southern's $.01 par value common stock. This transaction was accounted for as a reverse acquisition whereby Accufacts was the acquirer for accounting purposes. The historical financial statements prior to August 31, 1998 were those of Accufacts.

     APES and its subsidiary acts as an information service bureau and is engaged primarily in the business of verifying job applicant background information for employers using databases and a national network of agents throughout the United States.

     Business Combination

     On October 13, 1999, APES acquired all of the net assets of Maglio, Inc. ("Maglio"), a Florida corporation, by merging Maglio with and into Maglio-Accufacts Pre-Employment Screening, Inc. ("MAPES"), a wholly-owned subsidiary established by APES. The acquisition was accounted for using the purchase method of accounting and was completed by issuing 177,471 shares of APES common stock consisting of 174,971 shares of common stock in consideration for the acquisition and 2,500 share of common stock in consideration for a stockholder of Maglio entering into a non-competition agreement. The purchase price over the fair value of the net assets acquired was $120,125 and is being amortized using the straight-line method over 20 years. The fair value of the non-competition agreement was $5,313 and is being amortized using the straight-line method over the term of the agreement (see Note 3).

     Principles of Consolidation

     The Consolidated financial statements include the accounts of APES and MAPES, collectively referred to as the "Company". The operations and financial position of MAPES were included in the consolidated financial statements since October 13, 1999. All significant accounts and transactions have been eliminated in the consolidation.

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Summary of Significant Accounting Policies, continued

     Property and Equipment and Depreciation

     Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the expected useful lives of the assets. Upon retirement or other disposition of depreciable assets, the cost and related accumulated depreciation are eliminated from the accounts, and any gain or loss on disposal is credited to or charged against income. In the event of a trade in, the undepreciated cost of the trade-in is included in the cost of the newly acquired asset.

     Revenue Recognition

     Revenues are recorded at the time of performance of service.

     Cash

     The Company has cash balance in a bank in excess of the maximum amount insured by the FDIC as of December 31, 1999.

     Advertising Cost

     Advertising  costs are expensed as incurred.  For the years ended  December
     31,  1999  and  1998,   advertising   expense  was  $34,128  and   $15,378,
     respectively.

     Income Taxes

     The Company's method of accounting for income taxes is the liability method required by FASB Statement No. 109 "Accounting for Income Taxes". Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due and deferred taxes. The Company will file a consolidated federal tax return in 1999.

     Computer Software

     The Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. In accordance with SOP 98-1, payroll and payroll-related costs incurred directly associated with the internal-use software project were capitalized by the Company and such capitalized costs are amortized on a straight-line basis over three years.

     Net Income (Loss) Per Share

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is required to be adopted beginning with the quarter ended December 31, 1997. The Company adopted SFAS 128, which eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires the presentation of basic and diluted EPS. Net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the periods. Common stock equivalents were not included in the calculation of diluted earnings per share in 1999 and 1998 as such inclusion would be antidiluted.

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Summary of Significant Accounting Policies, continued

     Use of Estimates in the Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Value of Financial Instruments

     The Company's financial instruments include cash, accounts receivable and accounts payable. Due to the short-term nature of these instruments, the fair value of these instruments approximate their recorded value. The Company has other liabilities, which it believes is stated at estimated fair market value.

     Impairment of Long-Lived Assets

     Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

     Stock-Based Compensation

     In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. SFAS 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to continue to account for its stock based compensation plans in accordance with the provisions of APB 25.

     Comprehensive Income

     During the year ended December 31, 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The adoption of SFAS 130 and the related required disclosures have no effects on the financial statements for the years ended December 31, 1999 and 1998.

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Summary of Significant Accounting Policies, continued

     Reporting of Segments

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997, with reclassification of earlier periods required for comparative purposes. SFAS No. 131 establishes the criteria for determining an operating segment and establishes the disclosure requirements for reporting information about operating segments. The Company has determined that under SFAS No. 131, it operates in one segment of service and its customers and operations are within the United States.

     Pensions and Other Benefit Plans

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", effective for fiscal years beginning after December 15, 1997, with restatement of disclosures for earlier periods required for comparative purposes. SFAS No. 132 revises certain employers' disclosures about pension and other post-retirement benefit plans. The Company adopted this standard in 1998 and the implementation of this standard did not have any impact on its financial statements.

     Start-up Activities Costs

     In April 1998, the ASEC of AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-up Activities", and effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires the costs of start-up activities and organization costs to be expensed as incurred. The Company adopted this standard in 1999 and the implement of this standard did not have a material impact on its financial statements.

     Accounting Developments

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999, which has been deferred to June 15, 2000 by publishing of SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - Property and Equipment

     Property and equipment is comprised of the following at December 31, 1999:

                                                               Estimated Useful
                                              Amount                 Lives
                                            ------------       -----------------
       Furniture                             $  56,134              7 years
       Telephone equipment                       6,843
       Equipment                               141,161              5 years
       Computer software                        62,612              3 years
                                             ---------
                                               266,750

       Less: accumulated depreciation          111,666
                                             ---------

            Property and equipment, net      $ 155,084
                                             =========

     Depreciation expense for the years ended December 31, 1999 and 1998 amounted to $38,741 and $31,141 respectively.


NOTE 3 - Intangible Assets

     Intangible assets at December 31, 1999 consists of the following:

                                                               Estimated Useful
                                              Amount                 Lives
                                            ------------       -----------------
       Customer lists                        $  19,000              5 years
       Goodwill                                141,125             20 years
       Non-competition covenant                  5,313              3 years
                                             ---------
                                               165,438

       Less: accumulated amortization            7,806
                                             ---------

            Non-competition covenant, net    $ 157,632
                                             =========

     Amortization expense for the years ended December 31, 1999 and 1998 amounted to $5,589 and $2,217, respectively.

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - Note Payable, Bank

     The Company has a $75,000 line of credit with a bank through June 30, 2000. The line bears interest at prime plus 2%, is secured by substantially all of the assets of the Company and is personally guaranteed by a stockholder of the Company.

     The Company also has a $25,000 business checking line of credit with a bank. The credit line bears interest at prime plus 6% and is secured by substantially all of the assets of the Company. There is no outstanding balance under this line at December 31, 1999.


NOTE 5 - Loans Payable, Stockholder

     Loans payable, stockholder represents advances made by a stockholder of the
     Company   through  the  normal  course  of  business.   Such  advances  are
     noninterest-bearing with no definitive repayment terms.


NOTE 6 - Stockholders' Equity

     At inception, Accufacts authorized and issued 200 shares of no par value common stock for $5,380. On August 31, 1998, the Company issued 3,750,000 shares of its, $.01 par value, common stock in connection with the merger between Accufacts and Southern which has been accounted for as a recapitalization (see Note 1). In addition, historical stockholders' equity of Accufacts prior to the merger was retroactively restated for the equivalent number of shares received in the merger after giving effect to the difference in par value of Accufacts and Southern. As a result, 999,800 shares of common stock were recapitalized by the Company for the restorative effects of the recapitalization. The Company also issued
     1,200,000 of the Company's $.01 par value common stock for consulting services rendered.

     On September 15, 1998, the Company offered to sell as part of the placement offering pursuant to Rule 504 of Regulation D of the Securities Act of 1933 a minimum of 25,000 shares and a maximum of 500,000 shares of the Company's $.01 par value common stock at an offering price of $2.00 per share (the "Offering"). The Offering was completed on December 18, 1998 whereby 125,000 shares were sold and 375,000 shares were subscribed for. The net proceeds from the sale of the common stock at December 31, 1998 was $199,470, net of direct related costs of $50,530. The stock subscriptions in the amount of $750,000 were received during 1999 and 375,000 shares of common stock were issued.

     On October 13, 1999, the Company issued 177,471 shares of its $.01 par value common stock in connection with the acquisition of Maglio and for entering into a non-competition agreement with a stockholder of Maglio (see
     Note 1).

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - Income Taxes

     Prior to the August 31, 1998 merger, the Company elected to be taxed as an S corporation for federal and state income tax purposes. Pursuant to this election, earnings or losses were subject to tax at the stockholder's level rather than the corporate level. As a result of the August 31, 1998 merger, the S Corporation status was terminated. In addition, the Company also prepares its tax returns on the cash basis and the financial statements on the accrual basis which results in temporary differences.

     The income tax expense (benefit) for the years ended December 31, 1999 and 1998 consists of the following:

                                               1999                 1998
                                           -------------        -------------
         Current:
              Federal                          $     --            $    --
              State                               4,320              2,105
              Local                               1,300                 --
                                               --------            -------

         Deferred:
              Federal                           (16,000)            30,000
              State                             (11,600)            10,000
              Local                             (14,000)                --
                                               --------            -------

                                               $(35,980)           $42,105
                                               ========            =======

     The components of deferred tax asset (liability) at December 31, 1999 consist of the following:

         Current
           Cash basis accounting adjustment                      $ (184,000)

         Non-Current
           Net operating loss carryforward                          185,600
                                                                 ----------

           Deferred Tax Asset, Net                               $    1,600
                                                                 ==========

     The following is a reconciliation of income tax computed at the Federal Statutory rate to the provision for taxes:

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - Income Taxes, continued

                                                             1999        1998
                                                           --------    --------
     Federal tax (benefit) computed at statutory rate      $(73,292)   $(42,460)
     State and local tax (benefit) net of federal benefit   (19,980)      1,389
     Cash basis adjustments and tax implications resulting
       from termination of S corporation status              57,292      83,176
                                                           --------    --------

                                                           $(35,980)   $ 42,105
                                                           ========    ========

     At December 31, 1999, based upon tax returns filed and to be filed, the Company has net operating loss carryforward for federal tax purposes of approximately $417,000 which will expire in year 2019.


NOTE 8 - Commitments

     Capitalized Lease Obligation

     The Company obtained equipment under two capital leases expiring through the year 2001. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair values of the asset. The assets are included in property and equipment and are being depreciated over the assets estimated useful lives.

     Minimum future lease payments under capital leases as of December 31, 1999 for each of the next two years, and in aggregate, are as follows:

     For the Year Ending
         December 31,          Principal        Interest             Total
     --------------------------------------------------------- -----------------
             2000               $8,295            $ 721            $ 9,016
             2001                1,465               32              1,497
                                ------            -----            -------
              Total             $9,760              753            $10,513
                                ======            =====            =======

     Interest rate on these two capitalized leases are 13.1% and 14.2%, respectively, and is imputed based on the lessor's implicit rate of return. Monthly payments of $499 and $433 are payable through March 2001 and July 2000, respectively.

     Operating Lease Agreement

     The Company is obligated under a noncancelable operating lease for office space expiring March 2003. The Company also rents another premises under a noncancelable operating lease which expires July 2003. Rent expense for the years ended December 31, 1999 and 1998 was $43,090 and $26,400, respectively.

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - Commitments, continued

     Operating Lease Agreement, continued

     Future minimum rental payments under the above noncancelable operating leases as of December 31, 1999 are as follows:

              For the Year Ending
                 December 31,                    Amount
          ----------------------------     ------------------
                     2000                       $ 82,997
                     2001                         85,377
                     2002                         87,165
                     2003                         41,602
                                                --------

                          Total                 $297,141
                                                ========

     Employment Agreements

     On September 1, 1998, the Company entered into two five-year employment agreements with two officers whereby the Company will pay a total salary of $200,000 per annum. At December 31, 1999, total future minimum commitments under these two agreements are $734,000.

     On October 11, 1999, the company entered into a three-year employment agreement with an executive whereby the Company will pay a total salary of $75,000 per annum plus stock options. At December 31, 1999, total future minimum commitments under this agreement was $209,000.


NOTE 9 - Stock Options

     In October 1999, the Company granted options, to purchase 50,000 shares of its common stock, to an executive at an exercise price of $2.50 per share. These options will be exercisable on the first anniversary of the grant date, therefore as of December 31, 1999, the options are not vested and the proforma net loss and net loss per share are the same as net loss and net loss per share as reported in the accompanying statements of operations.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair market value for these options was estimated at the date of grant using a Black-Scholes option-pricing model amounted to $1.53 per share with the following weighted-average assumptions for the year ended December 31, 1999:

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - Incentive Stock Option Plan, continued

     Expected volatility                                       1.014
     Dividend yield                                               --
     Risk-free rate                                            5.87%
     Average life                                             3 year

     The  Black-Scholes   option  valuation  model  was  developed  for  use  in
     estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because of the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                    Exhibits

Exhibit
  No.                             Description
-------                           -----------

 3.3 Certificate of Incorporation of Maglio-Accufacts Pre-Employment Screening, Inc.

 3.4  By-laws of Maglio-Accufacts Pre-Employment Screening, Inc.

10.4 Employment Agreement, dated October 11, 1999, by and among the Registrant, Maglio-Accufacts Pre-Employment Screening, Inc. and Richard J. Maglio

10.5 Lease Agreement, dated April 1, 1997, between the Registrant and 6 Greene Street Associates, LLC., as amended

10.6 Lease Agreement, dated August 28, 1998, between Maglio, Inc. and CB Sanlando Center, Inc.

21.1  List of Subsidiaries

27.1  Financial Data Schedule