Form 10QSB
period 2000-03-31
ACCUFACTS PRE EMPLOYMENT SCREENING INC
filed 2000-05-12
CIK 1085545

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 2000

/ / Transition report under Section 13 or 15(d) of the Exchange Act

For the transaction period from              to
                                ------------   ------------

Commission file number 001-14995

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                               13-4056901
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

Yes _X_    No___
                      APPLICABLE ONLY TO ISSUER INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes___     No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,627,471 as of May 11, 2000

     Transitional Small Business Disclosure Format (check one):

Yes___     No_X_

                                TABLE OF CONTENTS
                                                                            Page

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements:

           Consolidated Balance Sheets for March 31, 2000 (unaudited) and
           December 31, 1999.................................................  3

           Consolidated Statement of Operations for Three Months Ended
           March 31, 2000 and 1999 (unaudited)...............................  5

           Consolidated Statement of Cash Flows for the Three Months
           Ended March 31, 2000 and 1999 (unaudited).........................  6

           Notes to Unaudited Consolidated Financial Statements..............  8

   Item 2. Management's Discussion and Analysis or Plan of Operations........  9

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings................................................. 10

   Item 2. Changes in Securities and Use of Proceeds......................... 10

   Item 3. Defaults Upon Senior Securities         .......................... 10

   Item 4. Submission of Matters to a Vote of Security Holders............... 10

   Item 5. Other Information................................................. 10

   Item 6. Exhibits and Reports on Form 8-K.................................. 11

Signatures................................................................... 12

Exhibits..................................................................... 13

                                     PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements.

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                                                  AND SUBSIDIARY

                                                      CONSOLIDATED BALANCE SHEET

                                March 31, 2000 (Unaudited) and December 31, 1999
--------------------------------------------------------------------------------

                                     ASSETS

                                                   March 31,
                                                     2000           December 31,
                                                 (Unaudited)           1999
                                                  ------------------------------

CURRENT ASSETS
 Cash                                              $  193,901         $  298,331
 Accounts receivable                                  702,024            636,463
                                                   ----------         ----------

       Total Current Assets                           895,925            934,794
                                                   ----------         ----------

PROPERTY AND EQUIPMENT, net                           220,022            155,084
                                                   ----------         ----------

OTHER ASSETS
 Security deposits                                      8,554              8,554
 Prepaid expenses                                      54,405             68,572
 Deferred income tax asset                            212,600            185,600
 Intangible asset, net                                154,476            157,632
                                                   ----------         ----------

       Total Other Assets                             430,035            420,358
                                                   ----------         ----------

       TOTAL ASSETS                                $1,545,982         $1,510,236
                                                   ==========         ==========


   The accompanying notes are an integral part of these financial statements.

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                                                  AND SUBSIDIARY

                                                      CONSOLIDATED BALANCE SHEET

                                March 31, 2000 (Unaudited) and December 31, 1999


                                            LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                  March 31,
                                                                    2000        December 31,
                                                                  (Unaudited)      1999
                                                                 -----------    -----------
CURRENT LIABILITIES
 Accounts payable and accrued expenses                           $   207,390    $   194,056
 Current maturities of capital lease obligations                       7,698          8,295
 Note payable, bank                                                   39,108         43,274
 Loans payable, stockholder                                           21,280         21,280
 Deferred income tax liability                                       219,000        184,000
                                                                 -----------    -----------

       Total Current Liabilities                                     494,476        450,905
                                                                 -----------    -----------

OTHER LIABILITIES
 Capital lease obligations, less current maturities                       --          1,465
                                                                 -----------    -----------

       TOTAL LIABILITIES                                             494,476        452,370
                                                                 -----------    -----------

COMMITMENTS

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value, 5,000,000 shares authorized,
  none issued and outstanding                                             --             --
 Common stock, $0.01 par value, 50,000,000 authorized,
  6,627,471 issued and outstanding                                    66,275         66,275
 Additional paid in capital                                        1,319,821      1,319,821
 Accumulated deficit                                                (334,590)      (328,230)
                                                                 -----------    -----------

       TOTAL STOCKHOLDERS' EQUITY                                  1,051,506      1,057,866
                                                                 -----------    -----------

       TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                     $ 1,545,982    $ 1,510,236
                                                                 ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                                                  AND SUBSIDIARY

                                            CONSOLIDATED STATEMENT OF OPERATIONS

                  For the Three Months Ended March 31, 2000 and 1999 (Unaudited)
--------------------------------------------------------------------------------

                                                           2000           1999
                                                       -----------    -----------

REVENUES                                               $   982,405    $   395,678

COST OF SALES                                              659,661        261,868
                                                       -----------    -----------

       GROSS PROFIT                                        322,744        133,810


GENERAL AND ADMINISTRATIVE EXPENSES                        312,121        144,161
                                                       -----------    -----------


       OPERATING INCOME (LOSS)                              10,623        (10,351)


OTHER EXPENSE
 Interest expense, net                                       1,532          1,663
                                                       -----------    -----------


       INCOME (LOSS) BEFORE INCOME TAXES                     9,091        (12,014)


INCOME TAXES                                                15,451            370
                                                       -----------    -----------


       NET LOSS                                        $    (6,360)   $   (12,384)
                                                       ===========    ===========


NET LOSS PER SHARE, BASIC AND DILUTED                  $     (0.00)   $     (0.00)
                                                       ===========    ===========


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                                                         6,627,471      6,075,000
                                                       ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                                                  AND SUBSIDIARY

                                            CONSOLIDATED STATEMENT OF CASH FLOWS

                  For the Three Months Ended March 31, 2000 and 1999 (Unaudited)
--------------------------------------------------------------------------------

                                                                  2000          1999
                                                                ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $  (6,360)   $ (12,384)
                                                                ---------    ---------
Adjustments to reconcile net loss to net cash used in
 operating activities:
 Depreciation and amortization                                     16,044        8,827
 (Increase) decrease in accounts receivable                       (65,561)       4,342
 Decrease (increase) in prepaid expense                            14,167       (4,472)
 Increase (decrease) in accounts payable and accrued expenses      13,334      (39,071)
 Increase in deferred income taxes                                  8,000           --
                                                                ---------    ---------

       TOTAL ADJUSTMENTS                                          (14,016)     (30,374)
                                                                ---------    ---------

       NET CASH USED IN OPERATING ACTIVITIES                      (20,376)     (42,758)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                             (77,826)          --
  Purchase of intangible asset                                         --           --
                                                                ---------    ---------

       NET CASH USED IN INVESTING ACTIVITIES                      (77,826)          --
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments on capital lease obligations                          (2,062)      (1,423)
  Net repayments of note payable, bank                             (4,166)      (5,690)
                                                                ---------    ---------

       NET CASH USED IN FINANCING
       ACTIVITIES                                                  (6,228)      (7,113)
                                                                ---------    ---------

       NET DECREASE IN CASH                                      (104,430)     (49,871)

CASH - Beginning                                                  298,331       52,497
                                                                ---------    ---------

CASH - Ending                                                   $ 193,901    $   2,626
                                                                =========    =========


   The accompanying notes are an integral part of these financial statements.

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                                                  AND SUBSIDIARY

                                 CONSOLIDATED STATEMENT OF CASH FLOWS, continued

                  For the Three Months Ended March 31, 2000 and 1999 (Unaudited)
--------------------------------------------------------------------------------

                                                        2000              1999
                                                        ----              ----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the periods for:

  Interest                                             $1,536           $1,670
  Income taxes                                         $9,222           $1,305


   The accompanying notes are an integral part of these financial statements.

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                                                  AND SUBSIDIARY

                            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Presentation

     The balance sheets of the Company as of March 31, 2000, the related statements of operations and cash flows for the three months ended March 31, 2000 and 1999 included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations for the full year or any other interim period.


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

     On October 13, 1999, APES acquired all of the net assets of Maglio, Inc. ("Maglio"), a Florida corporation, by merging Maglio with and into Maglio-Accufacts Pre-Employment Screening, Inc. ("MAPES"), a wholly-owned subsidiary established by APES. The acquisition was accounted for using the purchase method of accounting and was completed by issuing 177,471 shares of APES common stock consisting of 174,971 shares of common stock in consideration for the acquisition and 2,500 shares of common stock in consideration for a stockholder of Maglio entering into a non-compete agreement. The purchase price over the fair value of the net assets acquired was $120,125 and is being amortized using the straight-line method over 20 years. The fair value of the non-competition agreement was $5,313 and is being amortized using the straight -line method over the term of the agreement.

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

         THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

         Revenues for the three months ended March 31, 2000 were $982,405, up $586,727, or 148.3%, from $395,678 for the three months ended March 31, 1999. The increase in revenues was due to the October 1999 acquisition of Maglio, Inc., a Florida corporation engaged in providing pre-employment screening services, by Maglio-Accufacts Pre-Employment Screening, Inc., a Delaware corporation and wholly-owned subsidiary of the Company. Along with this acquisition there was also increased marketing efforts in cross selling new product lines to a broader client base along with strengthening of the Company's business to business internet exposure.

         Cost of sales for the three months ended March 31, 2000 was $659,661, up $397,793, or 151.9%, from $261,868 for the three months ended March 31, 1999. Gross profit for the three months ended March 31, 2000 was $322,744, up $188,934, or 141.2%, from $133,810 for the three months ended March 31, 1999. The Company's cost of sales and gross profits rose in proportion with the increase in revenues. With the combining of operations in New York and Florida, which will take place in the second quarter of 2000, the Company expects to become more efficient and generate a higher gross profit rate.

         General administrative expenses for the three months ended March 31, 2000 were $312,121, up $167,960, or $116.5%, from $144,161 for the three months ended March 31, 1999. This increase was attributable to, among other things, the increased overhead of running two current operations and the development of programs and internal systems which will make it possible to consolidate these two operations into a seamless new office and easy to manage profit center. There was also an increase in continued development and marketing to attract more business to business internet ordering.

     Net losses for the three months ended March 31, 2000 were $6,360, down $6,024, or 48.6%, from $12,384 for the three months ended March 31, 1999. The Company believes that by combining the New York and Florida operations, it will be able to reduce the amount of time allocated to general and administrative matters as well as reduce costs of revenue, and focus more on marketing.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the three months ended March 31, 2000 was $20,376, down $22,382, or 52.3%, from $42,758 for the three month period ended March 31, 1999. Net cash used in investing activities for the three months ended March 31, 2000 was $77,826, up from -0- for the three month period March 31, 1999. This was attributable to the increased investment in equipment and continued development of software to increase the capabilities and efficiency of operations.

     Working Capital.

     Working capital at March 31, 2000 was $401,449, as compared to $483,889 at December 31, 1999. The Company intends to increase its business through the use of operating profits and borrowings and additional capital raisings. The Company believes that its anticipated cash flow from operations as well as availability of funds from existing bank facilities will provide the liquidity to meet its current foreseeable cash needs for at least a year.

     The Company currently has a bank source of funding:

     o    Line  of  credit  in  the  amount  of  $100,000   ($39,108  which  was
          outstanding at March 31, 2000) with an annual percentage rate of 7.75%.

     o An overdraft protection on Business Checking Account of $25,000 ($0 of which was outstanding as of March 31, 2000) with an annual percentage rate of 13.75%.


                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

        Not applicable.

Item 2. Changes in Securities and Use of Proceeds.

        Not applicable.

Item 3. Defaults Upon Senior Securities.

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

Item 5. Other Information.

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

Exhibit No.                        Description
-----------                        -----------
     2.1 Plan and Agreement of Merger of Maglio, Inc. and Maglio-Accufacts Pre-Employment Screening, Inc., dated October 11, 1999, by and among Accufacts Pre-Employment Screening, Inc., Maglio-Accufacts Pre-Employment Screening, Inc. and Maglio, Inc. (1)
     2.2 Supplemental Agreement, dated as of October 11, 1999, by and among Accufacts Pre-Employment Screening, Inc., Maglio-Accufacts Pre-Employment Screening, Inc., Maglio, Inc. and Richard J. Maglio (1)
     3.1 Articles of Incorporation of Accufacts Pre-Employment Screening, Inc. and Certificate of Merger (2)
     3.2  By-laws of Accufacts Pre-Employment Screening, Inc. (2)
     3.3 Certificate of Incorporation of Maglio-Accufacts Pre-Employment Screening, Inc. (4)
     3.4  By-laws of Maglio-Accufacts Pre-Employment Screening, Inc. (4)
     4.1 Specimen of Common Stock Certificate of Accufacts Pre-Employment Screening, Inc. (2)
     4.2 Asset Purchase Agreement, dated August 26, 1998, between Southern Cargo, Inc. and Accufacts Pre-Employment Screening, Inc. (2)
     4.3 Shareholder Rights and Registration Rights Agreement, dated as of October 11, 1999, by and between Accufacts Pre-Employment Screening, Inc. and Richard J. Maglio (1)
     10.1 Employment Agreement, dated September 1, 1998, between the Registrant and Philip Luizzo (2)
     10.2 Amendment, dated October 5, 1999, to the Employment Agreement, dated September 5, 1998, between the Registrant and Philip Luizzo (3)
     10.3 Employment Agreement, dated September 1, 1998, between the Registrant and John Svedese (2)
     10.4 Employment Agreement, dated October 11, 1999, by and among the Registrant, Maglio-Accufacts Pre-Employment Screening, Inc. and Richard J. Maglio (4)
     10.5 Lease Agreement, dated April 1, 1997, between the Registrant and 6 Greene Street Associates, LLC., as amended (4)
     10.6 Lease Agreement, dated August 28, 1998, between Maglio, Inc. and CB Sanlando Center, Inc. (4)
     21.1 List of Subsidiaries (4)
     27.1 Financial Data Schedule

(1) Filed as an exhibit to the Registrant's Current Report on Form 8-K, dated October 13, 1999, filed with the Securities and Exchange Commission on October 28, 1999 (SEC File No.: 001-14995), and is incorporated by reference herein.
(2) Filed as an exhibit to the Registrant's Form 10-SB filed with the Securities and Exchange Commission on May 7, 1999 (SEC File No.:
     001-14995), and is incorporated by reference herein.
(3) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Commission on November 15, 1999 (SEC File No.: 001-14995), and is incorporated by reference herein.
(4) Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission on April 11, 2000 (SEC File No.: 001- 14995) and is incorporated by reference herein.

     (b) Reports on Form 8-K. The Registrant did not file, or cause to be filed, any reports on Form 8-K during the quarter for which this report on Form 10-QSB is filed.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ACCUFACTS PRE-EMPLOYMENT SCREENING,
                                            INC.

Date: May 12, 2000                          By: /s/ Philip Luizzo
                                                -----------------
                                            Philip Luizzo, President
                                            and Chief Executive Officer
                                            (Principal Executive Officer)

                                    Exhibits


Exhibit No.            Description
-----------            -----------

     27.1      Financial Data Schedule