Form 10QSB
period 2000-06-30
ACCUFACTS PRE EMPLOYMENT SCREENING INC
filed 2000-08-16
CIK 1085545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2000

                        Commission File Number 000-14995

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
               (Exact name of registrant as specified in charter)

                       Delaware                       13-4056901
               (State or other jurisdiction of    (I.R.S. Employer
               incorporation or organization)     Identification No.)

                    6 Greene Street, New York, New York 10013
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code (212) 966-0666

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2000, the Company had outstanding 6,627,471 shares of its common stock, par value $0.01.

Transitional Small Business Disclosure Format (check one): Yes __ No X

                                                    TABLE OF CONTENTS


                                                                            Page

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements:

           Consolidated Balance Sheets for June 30, 2000 (unaudited) and
           December 31, 1999...................................................3

           Consolidated Statements of Operations for Three Months and Six Months
           Ended June 30, 2000 and 1999 (unaudited)............................5

           Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2000 and 1999 (unaudited)............................6

           Notes to Unaudited Consolidated Financial Statements................8

   Item 2. Management's Discussion and Analysis or Plan of Operations..........8

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings.................................................N/A

   Item 2. Changes in Securities and Use of Proceeds.........................N/A

   Item 3. Defaults Upon Senior Securities...................................N/A

   Item 4. Submission of Matters to a Vote of Security Holders...............N/A

   Item 5. Other Information.................................................N/A

   Item 6. Exhibits and Reports on Form 8-K...................................12

Signatures....................................................................13

Exhibits......................................................................14

ITEM 1. FINANCIAL STATEMENTS




                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                                                  AND SUBSIDIARY

                                                     CONSOLIDATED BALANCE SHEETS

                                 June 30, 2000 (Unaudited) and December 31, 1999
--------------------------------------------------------------------------------




ASSETS

                                                  June 30, 2000     December 31,
                                                  (Unaudited)            1999
                                                 -------------------------------

CURRENT ASSETS
--------------
 Cash                                           $   53,623            $  298,331
 Accounts receivable                               738,928               636,463
                                                ----------            ----------


       Total Current Assets                        792,551               934,794
                                                ----------            ----------


PROPERTY AND EQUIPMENT, net                        321,788               155,084
---------------------------                     ----------            ----------


OTHER ASSETS
------------
 Security deposits                                   8,554                 8,554
 Prepaid expenses                                   40,239                68,572
 Deferred income tax asset                         228,000               185,600
 Intangible asset, net                             151,318               157,632
                                                ----------            ----------


       Total Other Assets                          428,111               420,358
                                                ----------            ----------


       TOTAL ASSETS                             $1,542,450            $1,510,236
                                                ==========            ==========







The accompanying notes are an integral part of these consolidated financial statements.

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                                                  AND SUBSIDIARY

                                                     CONSOLIDATED BALANCE SHEETS

                                 June 30, 2000 (Unaudited) and December 31, 1999
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  June 30, 2000     December 31,
                                                  (Unaudited)            1999
                                                 -------------------------------
CURRENT LIABILITIES
-------------------
 Accounts payable and accrued expenses            $  279,824          $  194,056
 Current maturities of capital lease obligations       4,231               8,295
 Note payable, bank                                   34,956              43,274
 Loans payable, stockholder                           21,280              21,280
 Deferred income tax liability                       191,000             184,000
                                                  ----------          ----------

       Total Current Liabilities                     531,291             450,905
                                                  ----------          ----------

OTHER LIABILITIES
-----------------
 Capital lease obligations, less current maturities       --               1,465
                                                  ----------          ----------

       TOTAL LIABILITIES                             531,291             452,370
                                                  ----------          ----------

COMMITMENTS
-----------

STOCKHOLDERS' EQUITY
--------------------
 Preferred stock, $.01 par value, 5,000,000 shares
  authorized, none issued and outstanding                  --                 --
 Common stock, $0.01 par value, 50,000,000
  authorized, 6,627,471 issued and outstanding         66,275             66,275
 Additional paid in capital                         1,319,821          1,319,821
 Accumulated deficit                                 (374,937)          (328,230)
                                                   ----------         ----------

       TOTAL STOCKHOLDERS' EQUITY                   1,011,159          1,057,866
                                                   ----------         ----------

       TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                       $1,542,450         $1,510,236
                                                   ==========         ==========









The accompanying notes are an integral part of these consolidated financial statements.


                                                                                      ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                                                                                                AND SUBSIDIARY

                                                                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                    (Unaudited)
-------------------------------------------------------------------------------------------------------------------------------

                                                                  Three Months Ended June 30,       Six Months Ended June 30,
                                                               ------------------------------- --------------------------------
                                                                    2000            1999            2000           1999

REVENUES                                                          $1,135,366        $462,607      $2,117,771       $858,285
--------

COST OF SALES                                                        761,643         323,612       1,421,304        585,480
-------------                                                     ----------      ----------      ----------     ----------

     GROSS PROFIT                                                    373,723         138,995         696,467        272,805

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------
                                                                     455,743         191,890         767,864        336,052
                                                                  ----------      ----------      ----------     ----------

     OPERATING LOSS                                                  (82,020)        (52,895)        (71,397)       (63,247)

OTHER EXPENSE
-------------
Interest expense, net                                                  1,728           2,437           3,260          4,100
                                                                  ----------      ----------      ----------     ----------

     LOSS BEFORE INCOME TAXES                                        (83,748)        (55,333)        (74,657)       (67,347)

INCOME (BENEFIT) TAXES                                               (43,401)            370         (27,950)           740
----------------------                                            ----------      ----------      ----------     ----------

     NET LOSS                                                       $(40,347)       $(55,702)       $(46,707)      $(68,087)
                                                                  ==========      ==========      ==========     ==========
NET LOSS PER SHARE, BASIC AND DILUTED
                                                                       (0.01)          (0.01)          (0.01)         (0.01)
                                                                  ==========      ==========      ==========     ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING               6,627,471       6,164,264       6,627,471      6,086,253
                                                                  ==========      ==========      ==========     ==========





The accompanying notes are an integral part of these consolidated financial statements.


                                                                           ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                                                                                     AND SUBSIDIARY

                                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Six Months Ended June 30, 2000 and 1999 (Unaudited)
--------------------------------------------------------------------------------------------------------------------



                                                                                      2000             1999
                                                                                  ---------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                                           $  (46,707)      $  (68,086)
                                                                                   ----------       ----------
Adjustments to reconcile net loss to net cash used in
 operating activities:
 Depreciation and amortization                                                         32,682           17,653
 (Increase) decrease in accounts receivable                                          (102,465)         (85,896)
 Decrease (increase) in prepaid expense                                                28,333               --
 Increase (decrease) in accounts payable and accrued expenses                          85,768            3,384
 Increase in deferred income taxes                                                    (35,400)              --
                                                                                   ----------       ----------

       TOTAL ADJUSTMENTS                                                                8,918          (64,859)
                                                                                   ----------       ----------

       NET CASH USED IN OPERATING ACTIVITIES                                          (37,789)        (132,945)
                                                                                   ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Purchases of property and equipment                                                (193,072)             --

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Repayments on capital lease obligations                                              (5,529)          (4,434)
  Net repayments (advances) of note payable, bank                                      (8,318)           3,268
  Proceeds from issuance of common stock subscribed in connection with offering
                                                                                           --           86,000
                                                                                  -----------      -----------

       NET CASH USED IN FINANCING
       ACTIVITIES                                                                     (13,847)          84,834
                                                                                  -----------      -----------

       NET DECREASE IN CASH                                                          (244,708)         (48,111)

CASH - Beginning                                                                      298,331           52,497
----                                                                              -----------      -----------


CASH - Ending                                                                     $    53,623      $     4,386
----                                                                              ===========      ===========







The accompanying notes are an integral part of these consolidated financial statements.


                                                                            ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                                                                                      AND SUBSIDIARY

                                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                                                         For the Six Months Ended June 30, 2000 and 1999 (Unaudited)
--------------------------------------------------------------------------------------------------------------------




                                                                                       2000              1999
                                                                                  ---------------- -----------------

                        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the periods for:
  Interest                                                                               $3,263           $4,108
  Income taxes                                                                           $9,221           $1,305

                  NON CASH INVESTING AND FINANCING ACTIVITIES

                    Issuance of shares resulting from transfer
                             from common stock subscribed                                    --          $   430







The accompanying notes are an integral part of these consolidated financial statements.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

1.       GENERAL

The balance sheet of the Company as of June 30, 2000, the related statements of operations and cash flows for the six months ended June 30, 2000 and 1999 included in the financial statements have been prepared by Accufacts Pre-Employment Screening, Inc. (the "Company" or "Accufacts") without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results of operations for the full year or any other interim period.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OR PLAN OF OPERATION

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of the Company included elsewhere herein.

BUSINESS

Accufacts was incorporated on October 6, 1994 in the State of New York. On August 31, 1998, Accufacts consummated a merger with a public shell, Southern Cargo Company ("Southern"), a Florida corporation. Simultaneously with this merger, Southern changed its name to Accufacts Pre-Employment Screening Inc. and shortly thereafter re-incorporated in the State of Delaware. Under the terms of the merger, all of the outstanding shares of Accufacts were acquired by Southern in exchange for 3,750,000 shares of Southern's $.01 par value common stock. This transaction was accounted for as a reverse acquisition whereby Accufacts was the acquirer for accounting purposes.

On October 13, 1999, Accufacts acquired all of the net assets of Maglio, Inc. ("Maglio"), a Florida corporation, by merging Maglio with and into Maglio-Accufacts Pre-Employment Screening, Inc. ("Maglio-Accufacts"), a wholly-owned subsidiary of Accufacts. The acquisition was accounted for using the purchase method of accounting and was completed by issuing 177,471 shares of the Company's common stock. Of the 177,471 shares, 174,971 shares of common stock were issued in consideration for the acquisition and 2,500 shares of common stock were issued in consideration for a stockholder of Maglio entering into a non-compete agreement. The purchase price over the fair value of the net assets acquired was $120,125 and is being amortized using the straight-line method over 20 years. The fair value of the non-competition agreement was $5,313 and is being amortized using the straight-line method over the term of the agreement.

Accufacts and its subsidiary acts as an internet information service bureau and is engaged primarily in the business of verifying job applicant background information for employers using databases and a national network of agents throughout the United States.

THE PRODUCT

The Company acts as an information service bureau and is in the business of verifying job applicant background information throughout the United States. Accufacts has the resources to provide companies with criminal record checks, credit reports, social security verification, driving records, employment and education verification through direct searches of courts, credit bureaus, educational institutions and corporations. These services can be provided on a nationwide scale and performed within a 24 to 72 hour turnaround period. The Company has additionally initiated Exit Interview, a service for employers that determines the reason for leaving, creating useful information for future employee retention.

CURRENT DEVELOPMENTS

On May 24, 2000, the Company announced the completion of the first stage of its new internet based software program known as "ESP." At the time of this filing, the software is substantially complete. It is a fully automated and integrated web-based program that provides client companies with up to the minute resources for employment screening. Management anticipates that this product along with the screening products obtained in the Maglio acquisition will substantially increase revenues in future periods. The combination of products will allow for cross selling capabilities to the Company's two client bases. Notwithstanding the foregoing, there can be no assurances given that a substantial increase in sales will occur.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

The following analysis of historical financial condition and results of operations are not necessarily reflective of the on-going operations of the Company.

Overall Operating Results

Three months ended June 30, 2000 compared to the three months ended June 30, 1999:

Gross revenues increased 145% to $1.1 million for the quarter ended June 30, 2000 as compared to $463,000 for the quarter ended June 30, 1999. The primary causes for this increase include the revenues generated from the Maglio product lines (acquired October 1999) as well as increased acceptance of the Company's products and services by client companies. The combination of products and services provided by the Company and Maglio allows for increased cross-selling capabilities to current and prospective clients. In addition, the Compan's new ESP software will allow for strengthened sales in a business to business internet environment.

Gross profit for the current quarter was $374,000 or 33% of sales. This compares to $139,000 or 30% for the prior year quarter. Management anticipates that the gross profit margin will continue to increase in future periods based on cost efficiencies associated with the ability to negotiate lower fee structures charged by vendors that perform some of the investigative procedures. There can be no assurances that these negotiations will succeed in obtaining a lower fee structure. Margins should also increase based on the increased marketing capacity of selling more than one service (cross-selling) to a given client with out incurring additional marketing costs.

General operating expenses were $456,000 for the current quarter, an increase of 138% over the prior year. Expenses associated with the move from New York to Florida to better consolidate the operations of the Company are the primary cause for this increase. Management anticipates that the consolidation of operations to one location will substantially reduce redundant overhead of maintaining two similar operating facilities. Management continues to closely monitor operating expenses.

Net loss for the quarter was $40,000 as compared to a prior year quarterly loss of $56,000.

Six months ended June 30, 2000 compared to the six months ended June 30, 1999:

The same responses cited above for the current and prior year quarters apply equally as well to the six month periods ended June 30, 2000 and June 30, 1999.

Gross revenues increased 147% to $2.1 million for the first half of fiscal year 2000 as compared to $858,000 for the comparable period of 1999. The Company has maintained a steady growth pattern over this time frame with the addition of the Maglio services and cross-selling capabilities. Management cannot insure that such growth will continue.

Gross profit for the current six months was $696,000 or 33% of sales. This compares to $273,000 or 32% of sales for the prior year period.

General operating expenses were $768,000 for the current six months, an increase of 129% over the prior year. Management is in the process of reducing expenses with the relocation of the New York operation to Florida and with an increased presence of business to business internet exposure.

The Company recognized a deferred tax benefit for the current six months resulting from the net difference of current deferred tax liabilities due to timing differences and non-current deferred tax assets resulting from net operating losses expected to be recognized by the Company.

Net loss for the current period was $47,000 as compared to a prior year six-month loss of $68,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased by approximately $140,000 for the current quarter. The primary causes for this decrease was the purchase of computer equipment and programming to meet future operating needs, the relocation expenses and the funding of on-going operations.

Working capital at June 30, 2000 was $261,000 as compared to $484,000 at December 31, 1999. The Company used working capital in order to achieve future operating efficiencies (cited above) and to allow for increased growth. The Company intends to increase its business through the use of operating profits, borrowing and additional capital raisings. Management believes that its anticipated cash flow from operations as well as the availability of funds from existing bank facilities will provide the liquidity to meet its current foreseeable cash needs for at least the next year. There can be no assurances that any of these intentions will be successful.

The Company currently has a bank source of funding with a line of credit in the amount of $100,000 ($35,000 which was outstanding at June 30, 2000) with an annual interest percentage of 7.75%. The Company also has an overdraft protection on the operating bank account of $25,000 with an annual interest rate of 13.75% ($0 of which was outstanding at June 30, 2000).

The Company is also making progress in increasing cash flow in the following areas but there can be no assurances that such increases will occur:

1. Vendor negotiations. In prior times the Company had to prepay for investigation services (while cash revenues had an approximate 90 day lag) because of its start up status. As business has grown the Company is now in a position to have some negotiating leverage with these firms. Several of these companies have agreed to extended credit terms which will substantially increase cash flow for the Company.

2. Re-seller program. During the current quarter the Company has begun a re-seller program with various human resource companies which calls for a 30 day guaranteed payment to the Company for services performed. This substantially reduces the revenue lag time from the 90 day average.

NEW ACCOUNTING PRONOUNCEMENTS

The Company has adopted FASB Statement 128. It is not expected that the Company will be impacted by other recently issued standards. FASB Statement 128 presents new standards for computing and presenting earnings per share (EPS). The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997.

FASB Statement 131 presents news standards for disclosures about segment reporting. The Company does not believe that this accounting standard applies to the Company as all operations of the Company are integrated for financial reporting and decision-making purposes.

FASB Statement 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. Management does not anticipate that the adoption of the new statement will have a significant effect on results of operations or the financial position of the Company.

YEAR 2000 COMPLIANCE

The Company has not been materially affected with computer problems associated with the year 2000 as of the date of this filing.

INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

FORWARD-LOOKING INFORMATION

From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Management is currently unaware of any trends or conditions other than those previously mentioned in this management's discussion and analysis that could have a material adverse effect on the Company's financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future and, (vi) a very competitive and rapidly changing operating environment.

The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

b.  Reports on Form 8-K

    None

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               (Registrant)  ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                     By     /s/  Philip Luizzo
                            Philip Luizzo, President and Chief Executive Officer

               Date         August 12, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     By   /s/  Philip Luizzo
                          Philip Luizzo, President and Chief Executive Officer

                     Date     August 12, 2000

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                 DESCRIPTION
------                 -----------

27.1              Financial Data Schedule