Form 10QSB
period 2000-09-30
ACCUFACTS PRE EMPLOYMENT SCREENING INC
filed 2000-11-14
CIK 1085545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2000, the Company had outstanding 6,627,471 shares of its common stock, par value $0.01.

Transitional Small Business Disclosure Format (check one): Yes __ No X

                                TABLE OF CONTENTS


                                                                            Page

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements:

           Consolidated Balance Sheets for September 30, 2000 (unaudited) and
           December 31, 1999...................................................3

           Consolidated Statements of Operations for Three Months and Nine
           Months Ended September 30, 2000 and 1999 (unaudited)................5

           Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 2000 and 1999 (unaudited).......................6

           Notes to Unaudited Consolidated Financial Statements................8

   Item 2. Management's Discussion and Analysis or Plan of Operations..........9

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

Signatures....................................................................13

Exhibits......................................................................14

ITEM 1. FINANCIAL STATEMENTS

                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                                                  AND SUBSIDIARY

                                                      CONSOLIDATED BALANCE SHEET

                            September 30, 2000 (Unaudited) and December 31, 1999
--------------------------------------------------------------------------------


ASSETS

                                               September 30,    December 31,
                                                   2000            1999
                                               (Unaudited)
                                              ----------------------------------
CURRENT ASSETS
--------------
 Cash                                           $   81,145      $  298,331
 Accounts receivable                               654,891         636,463
                                                ----------      ----------


       Total Current Assets                        736,036         934,794
                                                ----------      ----------


PROPERTY AND EQUIPMENT, net                        367,385         155,084
----------------------                          ----------      ----------


OTHER ASSETS
------------
 Security deposits                                   8,554           8,554
 Prepaid expenses                                   26,072          68,572
 Deferred income tax asset                         243,000         185,600
 Intangible asset, net                             148,162         157,632
                                                ----------      ----------


       Total Other Assets                          425,788         420,358
                                                ----------      ----------

       TOTAL ASSETS                             $1,529,209      $1,510,236
                                                ==========      ==========


                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                                                  AND SUBSIDIARY

                                                      CONSOLIDATED BALANCE SHEET

                            September 30, 2000 (Unaudited) and December 31, 1999
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

                                               September 30,    December 31,
                                                   2000            1999
                                               (Unaudited)
                                              ----------------------------------
CURRENT LIABILITIES
-------------------
 Accounts payable and accrued expenses          $  254,282      $  194,056
 Current maturities of capital lease
  obligations                                        3,520           8,295
 Note payable, bank                                 64,575          43,274
 Loans payable, stockholder                         31,280          21,280
 Deferred income tax liability                     188,000         184,000
                                               -----------      ----------

       Total Current Liabilities                   541,657         450,905
                                               -----------      ----------

OTHER LIABILITIES
-----------------
 Capital lease obligations, less current
  maturities                                       25,076            1,465
                                               ----------       ----------

       TOTAL LIABILITIES                          566,733          452,370
                                               ----------       ----------

COMMITMENTS
-----------

STOCKHOLDERS' EQUITY
--------------------
 Preferred stock, $.01 par value, 5,000,000
  shares authorized, none issued and outstanding        --              --
 Common stock, $0.01 par value, 50,000,000
  authorized, 6,627,471 issued and outstanding      66,275          66,275
 Additional paid in capital                      1,319,821       1,319,821
 Accumulated deficit                              (423,620)       (328,230)
                                                ----------     -----------

       TOTAL STOCKHOLDERS' EQUITY                  962,476       1,057,866
                                                ----------     -----------

       TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                    $1,529,209     $ 1,510,236
                                                ==========     ===========



                                                                                            ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                                                                                                     AND SUBSIDIARY

                                                                                                CONSOLIDATED STATEMENT OF OPERATIONS

                                                           For the Three and Nine Months Ended September 30,2000 and 1999(Unaudited)
------------------------------------------------------------------------------------------------------------------------------------



                                                               Three Months Ended                 Nine Months Ended
                                                                  September 30,                      September 30,
                                                              2000             1999            2000             1999
                                                         ------------------------------------------------------------------

REVENUES                                                    $1,011,345       $508,176        $3,129,116       $1,366,461
--------

COST OF SALES                                                  695,165        323,270         2,116,469          908,750
-------------                                               ----------    -----------        ----------      -----------

       GROSS PROFIT                                            316,180        184,906         1,012,647          457,711

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------
                                                               379,551        241,811         1,147,415          577,861
                                                            ----------    -----------        ----------      -----------

       OPERATING LOSS                                          (63,371)       (56,905)         (134,768)        (120,150)

OTHER EXPENSE
-------------
 Interest expense, net                                           3,112          1,065             6,372            5,165
                                                            ----------    -----------        ----------      -----------

       LOSS BEFORE INCOME TAXES                                (66,483)       (57,970)         (141,140)        (125,315)

INCOME (BENEFIT) TAXES                                         (17,800)           809           (45,750)           1,549
----------------------                                      ----------    -----------        ----------      -----------

       NET LOSS                                                (48,683)       (58,779)          (95,390)        (126,864)
                                                            ==========    ===========        ==========      ===========


NET LOSS PER SHARE, BASIC AND DILUTED                           (0.01)         (0.01)            (0.01)           (0.02)
                                                            ==========    ===========        ==========      ===========


 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        6,627,471      6,163,532         6,627,471        6,112,013
                                                            ==========    ===========        ==========      ===========



                                                                                            ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                                                                                                      AND SUBSIDIARY

                                                                                                CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   For the Nine Months Ended September 30, 2000 and 1999 (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------



                                                                                       2000              1999
                                                                                  ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                                             $  (95,390)       $(126,864)
                                                                                     ----------        ---------
Adjustments to reconcile net loss to net cash used in
 operating activities:
 Depreciation and amortization                                                           55,576           26,496
 Increase in accounts receivable                                                        (18,428)         (52,026)
 Decrease (increase) in prepaid expense                                                  42,500          (82,369)
 Increase (decrease) in accounts payable and accrued expenses                            60,226          (15,593)
 Increase in deferred income taxes                                                      (53,400)              --
                                                                                      ---------        ---------


       TOTAL ADJUSTMENTS                                                                 86,474         (123,492)
                                                                                      ---------        ---------

       NET CASH USED IN OPERATING ACTIVITIES                                             (8,916)        (250,356)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Purchases of property and equipment                                                  (231,004)            (953)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Repayments on capital lease obligations                                                (8,567)          (6,766)
  Net repayments (advances) of note payable, bank                                        21,301          (15,907)
  Proceeds (repayments) from loan payable, stockholder                                   10,000           (5,000)
  Collections on stock subscription receivable                                               --          448,066
                                                                                      ---------        ---------

       NET CASH USED IN FINANCING
       ACTIVITIES                                                                        22,734          420,393
                                                                                      ---------        ---------

       NET DECREASE IN CASH                                                            (217,186)         169,084

CASH - Beginning                                                                        298,331           52,497
----                                                                                  ---------        ---------

CASH - Ending                                                                         $  81,145        $ 221,581
----                                                                                  =========        =========



                                                                                            ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                                                                                                      AND SUBSIDIARY

                                                                                     CONSOLIDATED STATEMENT OF CASH FLOWS, continued

                                                                   For the Nine Months Ended September 30, 2000 and 1999 (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------




                                                                                       2000              1999
                                                                                  ----------------------------------
                  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the periods for:

  Interest                                                                                   6,375           5,207
  Income taxes                                                                               9,421           3,654

                  NON CASH INVESTING AND FINANCING ACTIVITIES

  Acquired property and equipment with capital lease                                        27,403              --
  Issuance of shares resulting from transfer from common stock subscribed                       --           2,240


                                        ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                                                  AND SUBSIDIARY

                            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Presentation
---------------------

The balance sheets of the Company as of September 30, 2000, the related statements of operations and cash flows for the nine months ended September 30, 2000 and 1999 included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations for the full year or any other interim period.


NOTE 2 - Description of Business
--------------------------------

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

THE PRODUCTS

We act as an information service bureau in verifying job applicant background information throughout the United States for our customers. We have the resources to provide companies with criminal record checks, credit reports, social security verification, driving records, employment and education verification through direct searches of courts, credit bureaus, educational institutions and corporations. These services can be provided on a nationwide scale and performed within a 24 to 72 hour turnaround period. We have additionally initiated Exit Interview, a service for employers that determines the reason specific employees are leaving, thus, creating useful information for future employee retention.

OVERVIEW OF OPERATIONS

As a result of the acquisition of Maglio, Inc., Accufacts is consolidating operations, eliminating redundant staff, and reducing combined direct and indirect expenses. As an element of this, virtually all customer work efforts and direct personnel are being relocated and consolidated in the Florida facility. As of October 15, 2000, most of this process has been completed. Management expects that full consolidation will be implemented by the end of 2000.

The New York facility will continue to be the executive offices but will now be the focus of the Company's marketing and business development efforts. The Company looks forward to substantial increases in sales through an aggressive and highly disciplined approach to generating new business. This is expected to include: targeting smaller diverse clients, bidding on larger corporate clients, focusing on re-seller relationships and cross selling the Company's existing and new products. They will also be responsible for increasing the Company's exposure to the market place and positioning for on-going increased sales.

In order to insure that service to our customers would not be interrupted during this move, we substantially increased our staffing in the Florida office. This increase in staffing commenced in June 2000 and continued until October 15, 2000, when a majority of the move to Florida was complete, and increased payroll by approximately $25,000 per month during the move. We began reducing the extra staffing on October 15, 2000, when a majority of the move to Florida was complete. We estimate that the resulting savings (for both the New York and Florida locations combined) will be approximately $20,000 per month less than the costs we were incurring prior to the move.

We believe we made considerable strides during the third quarter in enhancing our future profitability without sacrificing service to our clients. Over the last 10 months of the current fiscal year we have invested considerable funds in increasing our server capacity, our web backbone, new products and marketing efforts. We are continuing to invest in our scalable software and hardware technology to insure we are positioned for future growth. We believe our efforts will provide us with the capabilities to bring new products and enhancements to our current and future clients with speed and flexibility. We anticipate that the fourth quarter ending December 31, 2000, will continue to see increased sales as retailers increase staffing and background checks for the holiday season, although no assurances can be given.

Based on the above actions to increase marketing efforts and reduce operating expenses we anticipate achieving profitability by the end of the first or second quarter of 2001. We also anticipate releasing several new employment-related screening products during the first quarter of 2001. However, we cannot ensure that our efforts will have the desired effects of increasing sales and profitability.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

The following analysis of historical financial condition and results of operations are not necessarily reflective of the on-going operations of the Company.

Overall Operating Results

Three months ended September 30, 2000 compared to the three months ended September 30, 1999:

Gross revenues increased 100% to $1,011,000 for the quarter ended September 30, 2000 as compared to $508,000 for the quarter ended September 30, 1999. The primary causes for this increase include the revenues generated from the Maglio product lines (acquired October 1999) as well as increased acceptance of the Company's products and services by client companies. The combination of products and services provided by the Company and Maglio allows for increased cross-selling capabilities to current and prospective clients. In addition, the Company's new software products will allow for strengthened sales in a business to business internet environment. We cannot assure you that such sales of these products will continue to increase in the future.

Gross profit for the current quarter was $316,000 or 31% of sales. This compares to $185,000 or 36% for the prior year quarter. We anticipate that the gross profit margin will increase in future periods based on cost efficiencies associated with the ability to negotiate lower fee structures charged by vendors that perform some of the investigative procedures, cost savings with consolidating operations and increased marketing efforts. There can be no assurances that these negotiations will succeed in obtaining a lower fee structure. Margins should also increase based on the increased marketing capacity of selling more than one service (cross-selling) to a given client with out incurring additional marketing costs, however, we can give no assurances that these efforts will have desired effect of increasing margins.

General operating expenses were $379,551 for the current quarter, an increase of 57% over the prior year. Expenses associated with the move from New York to Florida to better consolidate the operations of the Company and the increased staffing during the move in order to preserve uninterrupted service to our clients are the primary causes for this increase. We anticipate that the consolidation of operations to one location will substantially reduce redundant overhead of maintaining two similar operating facilities. We continue to closely monitor operating expenses.

Net loss for the quarter was $49,000 as compared to a prior year quarterly loss of $59,000. The current quarter loss can be primarily attributed to the moving of the operations and the related temporary increase in staffing.

Nine months ended September 30, 2000 compared to the nine months ended September 30, 1999:

The same responses cited above for the current and prior year quarters apply equally as well to the nine-month periods ended September 30, 2000 and September 30, 1999.

Gross revenues increased 129% to $3,129,000 for the first nine months of fiscal year 2000 as compared to $1,366,000 for the comparable period of 1999. The Company has maintained a steady growth pattern over this time frame with the addition of the Maglio services, cross-selling capabilities and new product offerings. We cannot assure you that such growth will continue.

Gross profit for the current six months was $1,013,000 or 32% of revenues. This compares to $458,000 or 33% of sales for the prior year period.

General operating expenses were $1,147,000 for the current nine months, an increase of 99% over the prior year. We have begun reducing expenses with the relocation of the New York operation to Florida and with an increased presence of business to business internet exposure.

The Company recognized a deferred tax benefit for the current six months resulting from the net difference of current deferred tax liabilities due to timing differences and non-current deferred tax assets resulting from net operating losses expected to be recognized by the Company.

Net loss for the current year to date period was $95,000 as compared to a prior year nine-month loss of $127,000. We anticipate that these losses will continue to decease over the next quarter, however, we cannot guarantee such.

LIQUIDITY AND CAPITAL RESOURCES

Cash on deposit increased by approximately $28,000 for the current quarter. The primary cause for this increase was better collections of receivables.

Working capital at September 30, 2000 was $194,000 as compared to $484,000 at December 31, 1999. The Company used working capital in order to achieve future operating efficiencies (cited above) and to allow for increased growth. The Company intends to increase its business through the use of operating profits, borrowings and additional capital raisings. We believe that our anticipated cash flow from operations as well as the availability of funds from existing bank facilities will provide the liquidity to meet our current foreseeable cash needs for at least the next year. There can be no assurances that any of these intentions will be successful.

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

2. Re-seller program. Last quarter the Company began a re-seller program with various human resource companies, which calls for a 30 day guaranteed payment to the Company for services performed. This should substantially reduce the revenue lag time from the 90-day average.

NEW ACCOUNTING PRONOUNCEMENTS

The Company has adopted FASB Statement 128. It is not expected that the Company will be impacted by other recently issued standards. FASB Statement 128 presents new standards for computing and presenting earnings per share (EPS). The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997.

FASB Statement 131 presents new standards for disclosures about segment reporting. The Company does not believe that this accounting standard applies to the Company as all operations of the Company are integrated for financial reporting and decision-making purposes.

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

                   Date     November 9, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   By       /s/  Philip Luizzo
                            Philip Luizzo, President and Chief Executive Officer

                   Date     November 9, 2000

                                              EXHIBIT INDEX

EXHIBIT
NUMBER                 DESCRIPTION

27.1              Financial Data Schedule