Form 10KSB
period 2000-12-31
ACCUFACTS PRE EMPLOYMENT SCREENING INC
filed 2001-04-16
CIK 1085545

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                   FORM 10-KSB

(Mark One)

 X       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---      OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


                                       OR

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF ACT 1934.

From the transition period from ______________ to ______________.

Commission file number 001-14995

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                    ----------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          DELAWARE                                    13-4056901
          --------                                    ----------
 (State or Other Jurisdiction of                   (I.R.S. Employer
 Incorporation or Organization)                    Identification No.)

          6 GREENE STREET NEW YORK, NY                           10013
          ----------------------------                           -----
   (Address of Principal Executive Offices)                   (Zip Code)

                                 (212) 966-0666
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

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

                                       N/A
                                       ---
                                (Title of Class)

     Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes [X]    No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X__


     Revenues for the Company's fiscal year ended December 31, 2000 were $4,209,629.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average closing bid asked quotations for the common stock on April 2, 2001, as reported on the OTC Bulletin Board was approximately $972,000. As of April 2, 2001, the registrant had 6,627,471 shares outstanding.


Transitional Small Business Disclosure (check one): Yes ___   No _X_




                           FORWARD LOOKING STATEMENTS

     Accufacts Pre-Employment Screening, Inc., a Delaware corporation ("Accufacts" or the "Company"), cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-KSB or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in the Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the Company's limited operating history, its ability to produce additional products and services, its dependence on a limited number of customers and key personnel, its possible need for additional financing, its dependence on certain industries, and competition from its competitors. The Company is also subject to other risks detailed herein or set forth from time to time in the Company's filings with the Securities and Exchange Commission.

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Accufacts Pre-Employment Screening, Inc. was originally incorporated in the state of New York on October 6, 1996. On August 31, 1998, Accufacts Pre-Employment Screening was merged into Southern Cargo Company, Inc., ("Southern Cargo") a public shell incorporated in the State of Florida in 1993 but which did not commence operations until mid-1998. Simultaneously, Southern Cargo changed its name to Accufacts Pre-Employment Screening, Inc., ("Accufacts") and shortly thereafter reincorporated under the same name in the State of Delaware.

     On October 13, 1999, Accufacts acquired all of the operating assets of Maglio, Inc., ("Maglio"), a Florida corporation engaged in providing pre-employment screening services, by merging Maglio into Maglio-Accufacts Pre-Employment Screening, Inc. ("Maglio-Accufacts"), a Delaware corporation and wholly-owned subsidiary of Accufacts.

     As used in this Form 10-KSB, the names "Accufacts Pre-Employment Screening, Inc.," "Accufacts" and the "Company" all refer to the existing Delaware corporation, its predecessor business entities and Maglio-Accufacts. The term "business" refers to the business of the Company, its predecessors and subsidiaries.


BUSINESS PROFILE

     Accufacts is primarily engaged in researching and providing pre-employment background checks and screenings of individuals for clients through the use of databases and a national network of agents (engaged on an independent contractor basis) developed by Accufacts. The background information products and services currently provided by Accufacts consist of:


         -   Criminal histories
         -   Pre-employment credit reports
         -   Social security number verifications
         -   Driving record histories
         -   Pre-employment verifications
         -   Education verifications
         -   Professional reference verifications
         -   Professional license verifications
         -   Federal criminal/civil searches
         -   Sex offender registrations
         -   National fugitive searches.


         Accufacts believes that employers increasingly are realizing the benefits of conducting thorough background checks of employees as well as the verifying employment applications, not only because of the desire to help assure a better quality employee, but also, in some industries, the concern with negligent hiring lawsuits. Accufacts has approximately 700 customers located throughout the United States. During each of the fiscal years ended December 31, 2000, 1999, and 1998, sales of the Company's services were made in all 50 states. Our business strategy is to accelerate market presence throughout the United States. Accufacts also intends to enhance our existing products, develop new ones and pursue acquisitions of other companies, assets and/or product lines that either complement or expand our existing business.

MARKETS

     Accufacts markets its employment background checking products and services throughout the United States. Although any company with employees is a potential customer of Accufacts, we believe that companies or businesses with one or more of the following characteristics would typically benefit most from conducting background checks on employees and job-applicants:

         - High risk of liability for negligent hiring lawsuits relating to the action or inaction of employees

         -   Physically demanding jobs

         -   Employees with access to goods and cash of employers

         -   High employee turnover

         - Desire for better quality employees, not only with respect to competence, but also integrity.


Industries in which one or more of these characteristics exist include:


         -   Construction

         -   Retail

         -   Manufacturing

         - Property management, including commercial office buildings, apartments and hotels

         - Medical, including nursing homes, hospitals and in-home health care providers

         - City and county governments, including schools, gaming, temporary and permanent placement agencies

         -   Accounting firms.




PRODUCTS AND SERVICES

     Accufacts' products and services are designed to verify job applicant background information for employers and consist of database searches through the use of our in-house computer system and manual retrieval and copying of public records by our network courier system. Our clients may request and receive records by telephone, mail, and facsimile or through our two web sites, www.accufacts.com and www.maglioinc.com, or by using proprietary software developed by Accufacts or a modem-equipped personal computer or terminal to access our on-line order-placing network. This network is available 24 hours a day, seven days a week. We license our software to our clients free of charge.

     The prices charged to customers of reports prepared by Accufacts vary in price from $5.00 to $75.00 per report, depending upon the type and location of the background check requested by the customer. The reports may be viewed on-line or printed in either Accufacts' or the customer's offices. The reports remain in a computer file in Accufacts' host computer system for two (2) years and are available to the customer at no additional cost during that period.

     Our in-house computer host system consists of automated, networked PCs running Window NT, using SQL data bases which automatically read orders out to our agents and/or to third party databases for automatic processing. In addition, Accufacts operates its Internet-based consumer order entry system with the same automatic computer system, thereby reducing turnaround time and operating costs as compared to our competitors.

     Accufacts' network agent system currently consists of persons and small companies located throughout the United States. The agents are engaged as independent contractors by written agreements which provide for payment of a fee on a per document, per day or monthly basis. The number of agents in each state or locality depends on the size, population density, numbers of counties, and the organization of the court systems within the state or locality.


     Accufacts currently offers the following products and services:


         -- Criminal Histories - Searches in selected geographical areas for the presence of a criminal record. This background information is available statewide from 32 states or from all 3,300 counties in the United States on a county-by-county basis. The remaining 18 states do not have an accessible statewide depository for this type of information. This information is retrieved through our network agent system, computer access directly into the states and certain counties or, in some instances, by facsimile, mail and telephone.

         -- Motor Vehicle Driving Reports - Confirms driving records. This background information is retrieved by Accufacts through a non-affiliated third party and is available from all 50 states, the District of Columbia, and Puerto Rico. The same information can be obtained directly by Accufacts from the source or from other non-affiliated third parties. These reports and the credit reports discussed below are the only two products for which we serve as a broker.

         -- Credit Information - This background information is a special form of a common "credit report" designed for employment purposes only. We serve as a broker for this information for all three of the major credit bureaus (Equifax, TRW and TransUnion) and retrieve the information from these credit bureaus through proprietary software that we developed and own. Our clients may order reports from any combination of the three credit bureaus.

         -- Social Security Number Verifications - This report will verify the issue date and name associated with the reported number. It will also indicate if the number has been reported deceased or not issued as of a certain date. The report may also reveal other names, including, "also-known-as" or maiden names, and/or addresses previously or currently used by the applicant.

         -- Employment Verifications - Pursuant to the client's requirements, this report can include a complete verification of all previous employers, or a review of the most recent two or three positions held.

         -- Education Verifications - This report contains the applicant's academic history including: name of institution, dates of attendance, major course of study and the type of degree(s) received by the individual.

         -- Professional License Verifications - Professional licenses in most states may be verified to include physicians, registered nurses, dentists, chiropractors, physical therapists, attorneys, certified public accountants, etc.

         -- Professional/Personal Reference Verifications - This report is based on an interview of a co-worker or personal reference as provided by the applicant. The co-worker or personal reference is questioned as to the length and nature of their relationship with the applicant and the applicant's skills and work ethic.

         -- Federal Searches - This search consists of a check for criminal and civil filings in a federal district identified by the client, or the district of residence as identified by us. This search will reveal criminal and civil information that has not been purged, sealed or expunged by the court and generally involves a two to four-year time frame from the date of the search.

         -- New York State Sex Offender Registry Searches - This is a statewide search of the New York State Sex Offender Registry Database. New York State sex offenders are categorized by the risk that they pose to public safety. For a sex offender to be included in the registry, he or she must be under the supervision of the New York State Criminal Justice System.

         -- Nationwide Search for Outstanding Warrants - This search is conducted through a law-enforcement entity and includes a search of the National Criminal Index Computer ( NCIC ) database for wanted persons. It should be noted that for a subject to be listed in the NCIC database, a State, Local or Federal Law Enforcement Agency must have entered the subject into the database as a wanted person.



ACCELERATED MARKET PRESENCE


     Accufacts intends to continue the acceleration of its market presence throughout the United States. In part, we plan to further expand and refine sales and marketing techniques. We have used and refined certain techniques over the past several years, including the following:


         - Face-to-face selling with prospective customers, primarily larger companies

         - In-house telemarketing to existing customers and to prospective customers who have shown an interest in purchasing our products and services

         -   Independent resellers

         -   Public relations projects and promotions

         -   Participation in trade shows and seminars

         -   Advertising in trade publications

         -   Maintaining a Web page on the Internet

         - Mailing of news releases to existing customers and to prospective customers.

ACQUISITIONS OF OTHER COMPANIES AND/OR PRODUCT LINES

     Accufacts may pursue the acquisition of other companies, assets and/or product lines that either complement or expand our business. Target companies may include regional or state background checking companies or companies with complementary products including but not limited to drug testing, skills testing or safety and security products. We may use cash or stock or a combination of stock and cash to affect any such acquisitions. We have had, and will continue to have, discussions from time-to-time with potential acquisition candidates.

     Other than our acquisition of Maglio, Inc. in October 1999, we have not consummated any acquisitions nor is any acquisition currently considered probable as of the date of this Form 10-KSB.


LONG-TERM CUSTOMER RELATIONSHIPS

     Accufacts is fully committed to providing quality products and services to our customers. Management believes that the emphasis on building long-term relationships with our customers has played a significant role in our success. Management further believes that these relationships are important not only to generate additional sales from existing customers, but also for customer referrals. A large percentage of our sales have been generated by referrals from customers. We intend to continue to send company information to existing customers; monitor larger customers on a daily basis; and contact customers on a regular basis through telesales.


QUALITY CUSTOMER SERVICE AND SUPPORT

     In order to offer customers quality service and support, Accufacts has developed and will continue to enhance a client service and support program including:


         - The availability of a customer service representative twelve hours a day Monday through Friday

         - In-house training of all customer service representatives on Accufacts' products

         -   Quality control checks for Accufacts' products

         -   Minimum acceptable performance guidelines for employees.


In addition, Accufacts realizes the importance of long-term employees to the success of its operations and, therefore, strives to provide a positive work environment and benefits package for employees.

MARKETING AND SALES

     Accufacts' marketing program consists of direct marketing activities, exhibitions at trade shows, the Internet, strategic public relations activities, market research results, and in-house telemarketing. All of the leads generated by these marketing activities are referred to new customer telesales representatives for follow-up and, if applicable, obtaining all documentation (including executed User Agreements) needed to open new customer accounts.

     There are five employees at corporate headquarters in New York who are involved in marketing activities, one of whom is the Director of Marketing/Program Development.


CUSTOMERS

     Accufacts currently has approximately 700 customers located throughout the United States. During each of the fiscal years ended December 31, 2000, 1999, and 1998 sales were made in 50 states. No single customer of Accufacts accounted for more than 10.0% of total sales during the fiscal years ended December 31, 2000, 1999, or 1998.

     Historically, Accufacts experiences 35.0% of its annual sales in the fourth quarter due to increased hiring by retailers, starting in mid-October and continuing through the holiday season.


GOVERNMENT REGULATION

     Accufacts is a "consumer reporting agency" and is therefore subject to the provisions of the FCRA, and is regulated by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act. Under the provisions of the FCRA, a consumer reporting agency may furnish a "consumer report" to a customer (other than a consumer or in response to a court order) only if such agency has reason to believe that the customer intends to use the information for a permissible purpose. Permissible purposes include use in connection with a credit transaction involving the consumer on whom the information is to be furnished or the review or collection of an account of the consumer or the legitimate need by the consumer for the information in connection with a business transaction concerning the consumer. The background checking reports of Accufacts are consumer reports for purposes of the FCRA. In addition, certain of Accufacts' consumer reports are "investigative consumer reports" within the meaning of that term under the FCRA. The FCRA also prohibits disclosure of obsolete information concerning a consumer. Obsolete information generally means information that is more than seven years old.

     The FCRA requires a consumer reporting agency to maintain reasonable procedures designed to ensure that the prohibitions on the use of obsolete information are not violated, and that the information contained in a consumer credit report is used for a proper purpose. In addition, a consumer reporting agency must follow reasonable procedures to assure maximum accuracy of the information concerning the consumer about whom the report relates. The FCRA also requires a consumer reporting agency, upon request from a consumer, to disclose all information about that consumer in a consumer report, together with the source and the recipients of the information. In some cases, this information must be delivered to the consumer at no cost, and, in others, the agency may charge a reasonable fee. Historically, Accufacts has not charged such a fee.

     The Consumer Credit Reporting Reform Act (CCRRA) of 1996 amended the FCRA and added new requirements on consumer reporting agencies providing consumer reports for employment purposes. The requirements include:

         - Providing customers with a notification of their responsibilities under the FCRA

         - Obtaining certifications from customers that they are performing certain specific actions as required by the FCRA

         - Providing the subject of the report with a free copy of the report if adverse action is taken by an employer based on information in the consumer report

         - Providing a copy of a "Summary of Your Rights Under the Fair Credit Reporting Act" with each consumer report.

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

     The FCRA provides that an investigative consumer report may not be prepared on any consumer unless such consumer receives notice thereof in writing not later than three days after the date on which the report was first requested. Notice to a consumer must include a statement, among others, that the consumer has the right to request complete disclosure of the nature and scope of the investigation requested. The FCRA further provides that if the consumer requests disclosure of the information, the consumer reporting agency must make such disclosure in writing not later than five days after the date on which the request for disclosure was received. A consumer reporting agency may not be held liable for any violation of the FCRA provisions relating to investigative consumer reports if that agency shows by preponderance of the evidence that at the time of the violation, such agency maintained reasonable procedures to assure compliance with those provisions. Of our current products, education/credential confirmations and reference checks are investigative consumer reports for purposes of the FCRA.

     The FCRA provides for civil liability sanctions against a consumer reporting agency by a consumer for willful or negligent noncompliance with the FCRA and criminal sanctions against officers and directors thereof who knowingly and willfully disclose information in a report to a person not authorized to receive the information.

     State laws also impact the Company's business. There are a number of states that have laws similar to the FCRA, and some states which have human rights laws more strict than the FCRA. A large number of states also regulate the type of information which can be made available to the public and/or impose conditions to the release of the information. For example, some state laws prohibit access to certain types of information, such as workers' compensation histories or criminal histories, while others restrict access without a signed release from the subject of the report. In addition, many privacy and consumer advocates and federal regulators have become increasingly concerned with the use of personal information, particularly credit reports. Attempts have been made and will continue to be made by these groups to adopt new or additional federal and state legislation to regulate the use of personal information. Federal and/or state laws relating to consumer reporting agencies and/or access and use of personal information amended or enacted in the future could materially adversely impact Accufacts' operations.


LEGAL CONSIDERATIONS

     Under general legal concepts and, in some instances, by specific state and federal statute, Accufacts could be held liable to customers and/or to the subjects of background checking reports prepared by Accufacts for inaccurate information or misuse of the information. The FCRA contains civil liability provisions for willful and negligent noncompliance with its requirements. The FCRA further provides in effect that, except for liability for willful or negligent noncompliance with the FCRA and false information furnished with malice or willful intent to injure a consumer, a consumer reporting agency, any user of information or any person who furnishes information to a consumer reporting agency will not be liable to the consumer for defamation, invasion of privacy or negligence based on information disclosed to such consumer under the provisions of the FCRA.

     Accufacts has developed and implemented internal policies designed to help ensure that background information retrieved concerning a consumer is accurate and that it otherwise complies with the provisions of the FCRA. In addition, each customer of Accufacts is required to sign an agreement, wherein such customer agrees, among other matters, to accept responsibility for using information provided by Accufacts in accordance with the provisions of the FCRA and all other applicable federal and state laws and regulations including federal and state equal opportunity laws and regulations. Accufacts also has internal checks in place regarding access and release of such information. Additionally, Accufacts requires that all employees sign a written acknowledgment covering the proper procedures for handling confidential information.

     In February 2000, Accufacts obtained an errors and omissions insurance policy for our officers, directors and employees in the amount of $5.0 million. The policy was recently renewed and management expects to maintain such insurance.


COMPETITION

     The background checking industry is highly fragmented and highly competitive. We face both direct and indirect competition for our products and services. Additionally, many companies elect to perform employee candidate background checking in-house.

DIRECT COMPETITION

     There are a large number of companies engaged in the sale of one or more of the background checking products that we sell. We believe that this number will increase. A significant number of these competitors are small companies operating on a local or regional basis; while some are large companies operating on a national scale. To our knowledge, the background checking portion of the business of our larger direct competitors is currently a small portion of their overall operation. Unlike many of our direct competitors, Accufacts serves as a broker for only two of its products -- credit reports and motor vehicle driving records -- and obtains the data for the remainder of its products from the source. We believe that this assists in developing a competitive pricing advantage. We also believe that we have a competitive advantage over many of our competitors because of the wide variety of products that we can offer to customers, and because of our newly developed order entry and report retrieval system. Many of our competitors, however, have substantially greater financial and personnel resources than Accufacts. In addition, it is possible that one or more of our larger direct competitors could expand their background checking product line in the future.


INDIRECT COMPETITION

     Additionally, we face indirect competition from a number of companies engaged in, among other things, drug, aptitude and attitude testing, handwriting analysis and on-the-job trial employment (employee leasing). These procedures, though often used in conjunction with background checking, compete with Accufacts' products and services. Most of these competitors operate on a national scale and have substantially greater financial and personnel resources than Accufacts. In addition, it is possible that one or more of these competitors could expand their product lines in the future to include background checking products and services.


EMPLOYEES

     Accufacts has a total of 40 full-time employees, five of whom are involved in marketing, two in finance, 24 in data processing, one in programming, five in customer service and three in management. None of our employees are represented by labor unions or are subject to collective bargaining arrangements. Accufacts considers its relations with its employees to be good.


ITEM 2. DESCRIPTION OF PROPERTY

     Accufacts maintains its corporate headquarters office at a 3,000 square foot facility located at 6 Greene Street, New York, NY 10013 pursuant to a lease agreement, dated April 1, 1997, with 6 Greene Street Associates, LLC. The lease, as amended, is for five years, expiring May 2003. The rent is $2,500 per month, or $30,000 per year, including heat, but excluding electrical charges.

     Maglio-Accufacts, the wholly-owned subsidiary of Accufacts, and successor to Maglio, Inc., maintains a 2,960 square foot office located at 2180 West State Road 434, Suite 4150, Longwood, Florida 32779 pursuant to a lease agreement, dated May 28, 1998, as amended, between Maglio, Inc. and CB Sanlando Center, Inc, and assigned to Maglio-Accufacts. The term of the lease agreement is for five years, expiring July 31, 2003, and the monthly rent is (i) $4,440 for the period from August 1, 1999 to September 31, 2000, (ii) $4,564 for the period from August 1, 2000 to July 31, 2001, (iii) $4,687 for the period from August 1, 2001 to July 31, 2002 and (iv) $4,872 for the period from August 1, 2002 to July 31, 2003.

     Management considers our present office space adequate for our foreseeable needs.


ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.







                                     PART II



ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In August 1998, Southern Cargo acquired all of the assets and assumed all of the liabilities of our Company and changed its name to Accufacts Pre-Employment Screening, Inc. and its state of incorporation from Florida to Delaware. On September 9, 1998, the Company's common stock, par value $.01 per share, commenced being quoted on the OTC Bulletin Board ( "OTCBB,") under the symbol "APES." The following table sets forth the high and low bid prices for the Company's Common Stock for the last two completed fiscal years on a quarterly basis. The quotations represent bids between dealers and do not included retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.

--------------------------------------------------------------------------------
                                   LOW BID PRICE*        HIGH BID PRICE*
--------------------------------------------------------------------------------
Fiscal 2000
--------------------------------------------------------------------------------

1st Quarter                         $1.3750                  $2.5625

2nd Quarter                           .5000                   2.0000

3rd Quarter                           .4375                    .9063

4th Quarter                           .0650                    .5625

--------------------------------------------------------------------------------


Fiscal 1999:

1st Quarter                          $1.2500                 $4.3750

2nd Quarter                           1.1250                  5.0000

3rd Quarter                           1.5625                  2.7500

4th Quarter                           1.6250                  2.6875

--------------------------------------------------------------------------------

*Source:  NASDAQ OTCBB Quarterly Reports.

     The Company believes that as of March 31, 2001, there were approximately 1,500 holders of record of 6,627,471 shares of Common Stock, including holders that maintain their ownership in a "Street-Name."


DIVIDENDS

     The Company has never paid cash dividends on its Common Stock and does not anticipate paying a dividend in the foreseeable future. The Company anticipates that future earnings, if any, will be retained for the development of its business. Accordingly, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future. The payment of future dividends will be at the sole discretion of the Company's Board of Directors and will depend upon considerations including general business conditions.


RECENT SALES OF UNREGISTERED SECURITIES

     No unregistered equity securities of the registrant were sold by the Company during the period covered by this report.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Certain statements in this report may be deemed to be forward-looking statements that are made pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     Accufacts was founded in 1996 to provide pre-employment screenings and background checks for clients. Following a merger with Southern Cargo Company (a public shell) in 1998, we became a public company and changed the company name to Accufacts Pre-Employment Screening, Inc.

     Fundamentally, the Accufacts' business approach is to provide a variety of background reports to a client regarding an employee candidate. These may include such items as a: criminal background check, social security number verification, employment verification, professional license verification, education verification, credit report, driving record, and other reports. We believe that obtaining background checks is a proven, prudent part of a client's hiring process. Falsification of application information is not uncommon, and courts have held employers liable for harm caused by employees, especially when there is a pattern of behavior. Furthermore, statistics indicate that pre-employment screenings increase employee integrity and decrease turnover, which improves business performance.

     The market for background checks/pre-employment screenings is highly competitive. Most competitors are small local firms, but a few large national companies exist in the market. Accufacts competes on both levels. Overall, we have successfully developed proprietary software tools incorporating the latest information technologies. This enables our clients to submit orders and track the status of the search at any time. We customize reports upon request. We have an automated client service program that is available on-line 24 hours a day, every day. This ensures the fastest response possible.

     Our acquisition of Maglio, Inc. was a major step for the company. It increased our client base and provided additional resources that we believe will expand our position in the market. During 2000, we had to integrate operations without any disruption in client service, recognizing that timely background reports are of paramount value to clients. This was a formidable task. Furthermore, since we were integrating computer systems, we enhanced our client support technology and developed at least one new product area to offer clients in 2001.

     Management believes that the full integration of the Maglio acquisition will be completed in early 2001. Our focus will be on continuing to refine operations, increasing revenues through aggressive marketing initiatives, and generating a stream of positive earnings. We believe that we are poised to leverage our competitive advantages and generate profitable growth.

     The results of operations for fiscal year ending December 31, 2000 included revenues of $4,209,629. This is an increase of 84.4% over 1999, where revenues were $2,283,533. In general, this increase in revenues was due to three (3) primary factors. First, completion of the acquisition of Maglio, Inc. in late 1999 added revenues and the existing client base to consolidated results for the Company in 2000. Second, the Company expanded its core business base (excluding that augmented by the wholly-owned subsidiary) as a result of ongoing marketing activities. Third, the Company experienced increases in cross-selling additional services to the existing client base.

     Although revenues were up approximately 84% in 2000, the Company's cost of sales rose 102.4%, from $1,531,924 in 1999 to $3,100,132 in 2000. The primary reason for this disproportionate increase was a set of one-time costs associated with the acquisition and resulting consolidation cited above. Specifically, and as a means to maintain client service and effect a seamless transition, certain duplicate staff (e.g., customer service/account representatives, and researchers) were retained during 2000. This ensured that virtually no Maglio accounts were lost during the consolidation and integration. The Company expects to eliminate such redundancies in early 2001, which should have a positive effect on future costs of sales. Maintaining exceptional quality of service is a priority for the Company. Furthermore, certain operating contracts in effect for the subsidiary during 2000 increased cost of sales. In most cases, these were renegotiated or left to expire as the Company entered 2001.

     General and administrative expenses rose 43.5% in 2000, to $1,446,432 up from $1,008,012 in 1999. As with cost of sales, certain general and administrative expense increases were the result of the effects of consolidation. In particular, the requirement existed to modify certain features of the proprietary software system to accommodate the consolidation of Maglio, Inc. and the full integration of the Florida operations center. Additionally, increased legal and accounting fees were realized in 2000 as necessary to fully consolidate operations of the subsidiary.

     Net loss for the fiscal year ended December 31, 2000 was $367,346, as compared to a net loss of $215,566 for 1999. The amount of net loss in 2000 exceeded that of 1999 by 70.4%. The basis for this loss is reflected in the cost of sales and general and administrative discussions presented above. Management anticipates realizing the economic and performance advantages resulting from the acquisition/consolidation beginning in fiscal year 2001. Generating positive net earnings is a priority management objective.

     Days outstanding in receivables was 64 days for the fiscal year ended December 31, 2000, as compared to 62 days for the fiscal year ended December 31, 1999, representing an increase in the average time to collect accounts receivable. The Company regularly reviews its accounts receivable aging and has initiated specific policies and procedures to assist in timely collections.


     The Company's financing activities for the year ended December 31, 2000 included borrowing from a bank, stockholder loans, and net borrowings under capital lease obligations of $61,639. The Company's financing activities resulted in net cash provided by financing activities of $681,115 for the year ended December 31, 1999. The Company believes it will be able to fund its short-term cash needs through funds from operations and, if required, additional capital raising efforts.


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

     At December 31, 2000, the Company had total assets $1,591,199, compared with $1,510,236 at December 31, 1999, representing an increase of $80,963, or 5%. At December 31, 2000, the Company had total liabilities of $900,679, as compared to $452,370 at December 31, 1999, representing an increase in liabilities of $448,309.

     Net cash provided by operations in fiscal year 2000 was $287,493 compared with $394,927 used in operations for 1999. Purchases of property and equipment during 2000, in part, led to a decline in ending year cash from $298,331 in 1999 to $234,354 at the end of 2000.

     The Company has a $75,000 line of credit with a bank through June 30, 2001. As of December 31, 2000, the Company had $54,471 outstanding on the line. The line bears interest at prime rate plus two (2) percent and is secured by substantially all of the assets of the Company and is personally guaranteed by a stockholder of the firm.

     The Company also has a $25,000 business checking/overdraft line of credit with a bank. As of December 31, 2000, the Company had $4,293 outstanding against the line. It bears interest at prime rate plus six (6) percent and is secured by substantially all of the assets of the Company.



ITEM 7. FINANCIAL STATEMENTS.

         Consolidated Financial Statements are found immediately following the signature page of this Form on pages F-1 through F-16.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     On December 8, 2000, the Company, by resolution of its Board of Directors, resolved to change auditing firms and dismissed Marcum & Kliegman and retained Meeks, Dorman and Company P.A.

     The report of Marcum & Kliegman on the Company's financial statements for fiscal years 1999 and 1998 did not contain adverse or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with the Company's former accounting firm in any matter of accounting principles, practices, financial statement disclosures, or auditing scope or procedures in connection with audits by the Company's former accounting firm for the fiscal years 1999 and 1998, and in any subsequent interim period preceding such change of accounting firms.

                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The directors and executive officers of Accufacts and Maglio-Accufacts are as follows:

                                                     DIRECTOR OF                        DIRECTOR OF
                           POSITION WITH              ACCUFACTS     POSITION WITH        Maglio-Accufacts
NAME                AGE    ACCUFACTS                   SINCE       MAGLIO-ACCUFACTS     SINCE
----                ---    ---------                ------------   ----------------     ------

Philip Luizzo        35    Chief Executive Officer,    1998        President and         1999
                           President and Chairman                  Director
                           Of the Board
John C. Svedese      40    Vice President and          1998        Vice President and    1999
                           Director                                Director

Richard J. Maglio    54    --                          --          Vice President of     1999
                                                                   Operations and
                                                                   Director

Anthony J. Luizzo    59    Corporate Secretary and     1998        Corporate Secretary   1999
                           Director                                and Director

Frank Luizzo         51    Director                    1998        Director              1999

Joseph W. Slattery   63    Director                    1998        Director              1999


     Philip Luizzo, the President, Chief Executive Officer and Chairman of the Board of Directors of Accufacts and the President and a Director of Maglio-Accufacts, has served as the President and Chief Executive Officer of Accufacts and its predecessor, Southern Cargo, since 1994 and as President of Maglio-Accufacts since 1999. For more than two years prior to 1994, Mr. Luizzo was a manager of L.C. Security. Mr. Luizzo earned an undergraduate degree in finance from The University of Nevada, Las Vegas and has authored a number of articles on background screening for major magazines and professional journals including Security Management Magazine and The Internal Auditing Alert. Mr. Luizzo has lectured to numerous companies and professional organizations on aspects of conducting background investigations for prospective employees. Philip Luizzo is the son of Anthony J. Luizzo, the Corporate Secretary and a Director of Accufacts and Maglio-Accufacts, and the nephew of Frank Luizzo, a Director of Accufacts and Maglio-Accufacts.

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

     Frank Luizzo, CFE, a Director of Accufacts and Maglio-Accufacts, has, for more than the past two years, been the Director of Operations of several security-related departments at the Hard Rock Hotel and Casino in Las Vegas, Nevada. For more than three years prior thereto, he was the General Manager of United Coin Machine Co. in Las Vegas Nevada, which is in the business of managing slot machine route operations. Mr. Luizzo has over 30 years of law enforcement and security management experience as a former Nevada State Trooper and Gaming Agent/Supervisor - Gaming Control Board State of Nevada. Mr. Frank Luizzo is presently the Director of Security for The Hard Rock Hotel and Casino, Las Vegas, Nevada and formerly held positions as General Manager, United Coin Machine Co. and Assistant to the Chairman, Aladdin Hotel and Casino. Mr. Luizzo coauthored an article on "Casino Fraud" featured in Security Management Magazine and was prominently featured in television documentaries on "Gaming Security" for The Discovery Channel and "E" Entertainment. Mr. Luizzo is a member and past president of the Las Vegas Security Chief's Association, a member of the International Association of Financial Crime Investigators, and current president of the Harmon Avenue Business Association. Mr. Frank Luizzo is the uncle of Philip Luizzo, the President, Chief Executive Officer and Chairman of the Board of Accufacts and the President and a Director of Maglio-Accufacts, and the brother of Anthony J. Luizzo, the Corporate Secretary and a Director of Accufacts and Maglio-Accufacts.

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

     All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

     Under securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in their ownership to the Securities and Exchange Commissions ("SEC"). Specific due dates have been established by the SEC, and the company is required to disclose any failure to file by those dates. Based upon (i) the copies of Section 16 (a) reports that the Company received from such persons for 2000 fiscal year transactions, and
(ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed for them for fiscal year 2000, the Company believes that there has been compliance with all Section 16
(a) filing requirements applicable to such officers, directors, and ten-percent beneficial owners for such fiscal year.


ITEM 10. EXECUTIVE COMPENSATION.

         The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to the Chief Executive Officer and to the four most highly compensated executive officers other than the Chief Executive Officer whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 2000 (collectively, the "Named Executive Officers") for services during the fiscal years ended December 31, 2000, 1999 and 1998:

                           SUMMARY COMPENSATION TABLE


                                                      ANNUAL COMPENSATION
                                                      -------------------

                                                                    OTHER ANNUAL
                                FISCAL                              COMPENSATION
NAME AND PRINCIPAL POSITION      YEAR       SALARY($)    BONUS($)      ($)(1)
---------------------------      ----       ---------    --------      ------
Philip Luizzo, President         2000       $150,000       $  0         $  0
            and                  1999       $150,000       $  0         $ 8,400
Chief Executive Officer          1998       $ 49,420       $  0         $  0

---------
(1)      Includes a monthly car allowance of $700 per month.


Currently, the Directors of the Company are not compensated for serving on the Board of Directors.

     On October 11, 1999, the Company entered into an employment agreement with Richard J. Maglio, the Vice President of Operations and a Director of Maglio-Accufacts. The term of the employment agreement is for three years, commencing October 11, 1999 until October 11, 2002, during which Mr. Maglio is to be employed as the Vice President of Operations of Maglio-Accufacts. Pursuant to the terms of the employment agreement, Mr. Maglio is to receive an annual base salary of $75,000, which shall be increased by a minimum of 4.0% for each subsequent year, and 3.0% of any profits of the Company in excess of $500,000. Mr. Maglio also received options to purchase up to 50,000 shares of Common Stock of Accufacts at a purchase price of $2.50 per share at any time commencing October 11, 2000 until October 11, 2002. During the term of the employment agreement, Mr. Maglio is entitled to be reimbursed for automobile expenses not exceeding $521 per month and for expenses incurred in connection with his employment. Mr. Maglio's compensation under the foregoing employment agreement was $75,000 for the fiscal year ended December 31, 2000.

     The Company does not have a stock option plan at this time. However, the Company is considering adopting a stock purchase plan for all employees.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     Philip Luizzo is employed as President and Chief Executive Officer of Accufacts under an employment agreement, dated September 1, 1998, as amended. The term of Mr. Luizzo's employment agreement is five years and provides for (i) an annual base salary of $150,000 plus a cost of living adjustment provision,
(ii) 10.0% of any profit in excess of $500,000, (iii) reasonable out-of-pocket expenses and (iv) a monthly car allowance of up to $700. In addition, in the event Mr. Luizzo is terminated without cause or if there is a change-of-control (as defined in the employment agreement) of the Company, Mr. Luizzo is entitled to receive his salary for a period of two years commencing on the date of termination or change-of-control, as the case may be. Also, if the Company terminates the employment agreement without cause, the Company shall purchase Mr. Luizzo's shares in the Company over a period of 6 months at the lesser of
(x) market value (average of bid and asked prices) or (y) $1.00 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information concerning the beneficial ownership of the Company's outstanding Common Stock as of March 31, 2001, by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) each Named Executive Officer, (iii) each of the Company's directors and (iv) all executive officers and directors as a group. Unless otherwise indicated below, all persons listed have sole voting and investment power with respect to their shares of Common Stock except to the extent that authority is shared by spouses under applicable law.

                                              AMOUNT AND NATURE OF        PERCENTAGE OF CLASS
NAME AND ADDRESS OF BENEFICIAL OWNER (1)      BENEFICIAL OWNERSHIP (2)         (3)
----------------------------------------      ------------------------         ----
Philip Luizzo                                        3,770,000                56.9%
John C. Svedese                                              0                   --
Richard J. Maglio(4)                                   177,471                 2.7%
Anthony J. Luizzo                                            0                   --
Frank Luizzo                                                 0                   --
Joseph W. Slattery                                           0                   --
All executive officers and directors
      as a group (six persons)                       3,947,471                59.6%


----------
(1) Unless otherwise noted, the address for each individual is in care of Accufacts Pre-Employment Screening, Inc., 6 Greene Street, New York, New York 10013.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date of filing this Form 10-KSB has been exercised. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3)      Based on 6,627,471 shares of Common Stock as of March 31, 2001.

(4) Address for reporting person is c/o Maglio-Accufacts Pre-Employment Screening, Inc., 2180 West State Road 434, Suite 4150, Longwood, Florida 32779.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      In the area of reports, a Current Report of Form 8-K was filed by the Company on December 13, 2000 and an amendment to the Current Report was filed on Form 8-K/A on December 18, 2000 concerning a change in accountants whereby the Company resolved to change accounting firms and retain Meeks, Dorman and Company P.A.

     Concerning exhibits, they are incorporated by reference to the Index of Exhibits provided at the end of this Report on Form 10-KSB. Also incorporated by reference are all exhibits filed on the Company's Registration Statement on From 10-SB.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  Accufacts Pre-Employment Screening, Inc.
Date: April 11, 2001
                                  By: /S/ PHILIP LUIZZO
                                  ---------------------
                                  Philip Luizzo
                                  President and
                                  Chief Executive Officer
                                  (Principal Executive Officer)


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         /S/ PHILIP Luizzo                                Date: April 11, 2001
         -----------
         Philip Luizzo
         President and Chief Executive Officer
         (Principal Executive Officer)

         /S/ JOHN C. SVEDESE                              Date: April 11, 2001
         -------------------
         John C. Svedese
         Vice President and Director

         /S/ FRANK LUIZZO                                 Date: April 11, 2001
         ----------------
         Frank Luizzo
         Director

         /S/ JOSEPH W. SLATTERY                           Date: April 11, 2001
         ----------------------
         Joseph W. Slattery
         Director

         /S/ ANTHONY LUIZZO                               Date: April 11, 2001
         ------------------
         Anthony Luizzo
         Secretary and Director

                                INDEX OF EXHIBITS


EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT

2.1 Plan and Agreement of Merger of Maglio, Inc. and Maglio-Accufacts Pre-Employment Screening, Inc., dated October 11, 1999, by and among Accufacts Pre-Employment Screening, Inc., Maglio-Accufacts Pre-Employment Screening, Inc., and Maglio, Inc. (1)
2.2 Supplemental Agreement, dated as of October 11, 1999, by and among Accufacts Pre-Employment Screenings, Inc., Maglio, Inc., Maglio-Accufacts Pre-Employment Screening, Inc., and Richard J. Maglio.
         (1)
3.1 Articles of Incorporation of Accufacts Pre-Employment Screening, Inc. and Certificate of Merger (2)
3.2      By-laws of Accufacts Pre-Employment Screening, Inc.  (2)
3.3 Certificate of Incorporation of Maglio-Accufacts Pre-Employment Screening, Inc. (4)
3.4      By-laws of Maglio-Accufacts Pre-Employment Screening, Inc.  (4)
4.1 Specimen of Common Stock Certificate of Accufacts Pre-Employment Screening, Inc. (2)
4.2 Asset Purchase Agreement dated August 26, 1998 between Southern Cargo, Inc. and Accufacts Pre-Employment Screening, Inc. (2)
4.3 Shareholder Rights and Registration Rights Agreement, dated as of October 11, 1999, by and between Accufacts Pre-Employment Screening, Inc. and Richard J. Maglio (1)
10.1 Employment Agreement, dated September 1, 1998, between the Registrant and Philip Luizzo (2)
10.2 Amendment, dated October 5, 1999, to the Employment Agreement, dated September 1, 1998, between the Registrant and Philip Luizzo (3)
10.3 Employment Agreement, dated September 1, 1998, between the Registrant and John Svedese (2)
10.4 Employment Agreement, dated October 11, 1999, by and among the Registrant, Maglio- Accufacts Pre-Employment Screening, Inc., and Richard J. Maglio (4)
10.5 Lease Agreement, dated April 1, 1997, between the Registrant and 6 Greene Street Associates, LLC, as amended (4)
10.6 Lease Agreement, dated August 28, 1998, between Maglio, Inc. and CB Sanlando Center, Inc. (4)
16.1     Letter on Change in Certifying Accountant  (5)
16.2     Letter on Change in Certifying Accountant  (6)
21.1     List of Subsidiaries (4)
27.1     Financial Data Schedule

-----------------------------------

(1) Filed as an exhibit to the Registrant's Current Report on Form 8-K, dated October 13, 1999, filed with the Securities and Exchange Commission on October 28, 1999, and is incorporated by reference herein.

(2) Filed as an exhibit to the Registrant's Form 10-SB filed with the Securities and Exchange Commission on May 7, 1999 and is incorporated by reference herein.

(3) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November 15, 1999 and is incorporated by reference herein.

(4) Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999 and is incorporated by reference herein.

(5) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated December 8, 2000, filed with the Securities and Exchange Commission on December 13, 2000 and is incorporated by reference herein.

(6) Filed as an exhibit to the Registrant's Current Report on Form 8-K/A dated December 8, 2000 filed with the Securities and Exchange Commission on December 18, 2000 and is incorporated by reference herein.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                                TABLE OF CONTENTS


--------------------------------------------------------------------------------

Independent Auditor's Report                              F - 1

Independent Auditor's Report                              F - 2

Consolidated Financial Statements

         Consolidated Balance Sheet                       F - 3

         Consolidated Statements of Operations            F - 4

         Consolidated Statements of Changes in
                Stockholders' Equity                      F - 5

         Consolidated Statements of Cash Flows            F - 6

Notes to Consolidated Financial Statements                F - 7 to F - 17

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Accufacts Pre-Employment Screening, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of Accufacts Pre-Employment Screening, Inc. and Subsidiary, as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accufacts Pre-Employment Screening, Inc. and Subsidiary at December 31, 2000, and the results of their consolidated operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.




Meeks, Dorman & Company, P.A.
Longwood, Florida
March 13, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Accufacts Pre-Employment Screening, Inc. and Subsidiary

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Accufacts Pre-Employment Screening, Inc. and Sudsidiary for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Accufacts Pre-Employment Screening, Inc. and Subsidiary for the year ended December 31, 1999, in conformity with generally accepted accounting principals.

/s/ MARCUM & KLIEGMAN LLP
-------------------------

March 14, 2000
New York, New York

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               December 31, 2000


================================================================================
ASSETS
Current Assets:
      Cash                                                          $   234,354
      Accounts receivable, net of allowance
        for doubtful accounts of $55,434                                684,309
      Prepaid expense                                                     9,855
-------------------------------------------------------------------------------
          Total Current Assets                                          928,518
-------------------------------------------------------------------------------

Property and Equipment, Net                                             509,173
-------------------------------------------------------------------------------

Other Assets:
      Security deposits                                                   8,553
      Intangible assets, net                                            144,955
-------------------------------------------------------------------------------
          Total Other Assets                                            153,508
-------------------------------------------------------------------------------
TOTAL ASSETS                                                        $ 1,591,199
===============================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
      Line of credit                                                $    58,764
      Current maturities of capital lease
        obligations                                                       9,889
      Accounts payable and accrued expenses                             764,726
      Loan payable to stockholder                                        31,280
-------------------------------------------------------------------------------
          Total Current Liabilities                                     864,659
-------------------------------------------------------------------------------

Other Liabilities:
      Capital lease obligations,
        less current maturities                                          36,020
-------------------------------------------------------------------------------
          Total Liabilities                                             900,679
-------------------------------------------------------------------------------

Commitments

Stockholders' Equity:
      Preferred stock, $.01 par value, 5,000,000
        shares authorized, none issued or
        outstanding                                                        --
      Common stock, $.01 par value, 50,000,000
        authorized, 6,627,471 issued and
        outstanding                                                      66,275
      Additional paid-in capital                                      1,319,821
      Accumulated deficit                                              (695,576)
-------------------------------------------------------------------------------
          Total Stockholders' Equity                                    690,520
-------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,591,199
===============================================================================

   The accompanying notes are an integral part of these financial statements.





                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

=================================================================================

For the years ended December 31,                          2000           1999
---------------------------------------------------------------------------------

Revenue                                                $ 4,209,629    $ 2,283,533

Cost of sales                                            3,100,132      1,531,924
---------------------------------------------------------------------------------

Gross profit                                             1,109,497        751,609
---------------------------------------------------------------------------------

General and administrative expenses                      1,446,432      1,008,012
---------------------------------------------------------------------------------

Operating loss                                            (336,935)      (256,403)
Other income (expense):
     Interest income, net                                     --            4,857
     Interest expense                                       (8,418)          --
     Loss on disposal of fixed asset                        (6,284)          --
     Other expense                                          (2,009)          --
---------------------------------------------------------------------------------

Loss before income taxes                                  (353,646)      (251,546)
---------------------------------------------------------------------------------

Income tax (expense) benefit                               (13,700)        35,980
---------------------------------------------------------------------------------

Net loss                                               $  (367,346)   $  (215,566)
---------------------------------------------------------------------------------

Net (loss) per share, basic and diluted                $     (0.06)   $     (0.03)
---------------------------------------------------------------------------------

Weighted average number of common shares outstanding     6,627,471      6,228,556
================================================================================


   The accompanying notes are an integral part of these financial statements.



                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

====================================================================================================================================

                                         Common Stock                         Capital          Stock
                                    Shares         Shares                    in Excess       Subscription    Accumulated
                                  Subscribed       Issued       Par Value   of Par Value      Receivable       Deficit       Total
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998         375,000      6,075,000    $    64,500   $   944,470      (750,000)   $  (112,664)   $  146,306
------------------------------------------------------------------------------------------------------------------------------------
Stock subscription received         (375,000)       375,000           --            --         750,000          --          750,000
Issuance of shares relating to
     acquisition                        --          174,971          1,750       370,063          --            --          371,813
Issuance of shares relating to
     non-competition agreement          --            2,500             25         5,288          --            --            5,313
Net loss                                                                                          --        (215,566)      (215,566)
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999            --        6,627,471         66,275     1,319,821          --        (328,230)     1,057,866

Net loss                                --             --             --            --            --        (367,346)      (367,346)
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000            --        6,627,471    $    66,275   $ 1,319,821          --     $  (695,576)   $   690,520
====================================================================================================================================

   The accompanying notes are an integral part of these financial statements.



                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

===================================================================================
For the years ended December 31,                               2000         1999
-----------------------------------------------------------------------------------

Cash flows from operating activities:
     Net loss                                               $(367,346)   $(215,566)
     Adjustments to reconcile net loss to net
        Cash used in operating activities:
                Depreciation and amortization                  65,413       44,330
                Loss on disposal of property                    6,284         --
                Provision for doubtful accounts                50,598         --
                Increase in accounts receivable               (98,447)    (119,593)
                Decrease (increase) in prepaid expense         58,717      (68,572)
                Increase in accounts payable and
                        accrued expenses                      570,664        6,074
                Provision for deferred income taxes            (1,600)     (41,600)
-----------------------------------------------------------------------------------
      Total adjustments                                       654,839     (179,361)
-----------------------------------------------------------------------------------
      Net cash provided by (used in) operating activities     287,493     (394,927)
-----------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchases of property and equipment                      (413,109)     (23,702)
    Payment for intangible asset                                 --        (21,000)
    Cash acquired in connection with acquisition                 --          4,348
-----------------------------------------------------------------------------------
              Net cash used in investing activities          (413,109)     (40,354)
-----------------------------------------------------------------------------------

Cash flows from financing activities:
     Proceeds from capital lease obligations                   46,992         --
     Repayments on capital lease obligations                  (10,843)      (9,179)
     Net borrowings (repayments) of note payable, bank         15,490      (54,706)
     Repayments of stockholder loans                             --         (5,000)
     Proceeds from stockholder loans                           10,000         --
     Proceeds from issuance of common stock                      --        750,000
-----------------------------------------------------------------------------------
              Net cash provided by financing activities        61,639      681,115
-----------------------------------------------------------------------------------

Net (decrease) increase in cash                               (63,977)     245,834
Cash - beginning of year                                      298,331       52,497
-----------------------------------------------------------------------------------

Cash - end of year                                          $ 234,354    $ 298,331
===================================================================================

Supplemental disclosures:

Cash paid during the years for:
    Interest                                                $   8,418    $   6,192
    Income taxes                                               12,100        4,529

Non-cash investment and financing activities:
    Issuance of shares resulting from merger                      --       371,813
    Issuance of shares resulting from collection of
        stock subscription                                        --       750,000
    Issuance of shares relating to a non-competition
        agreement                                                 --         5,313

    The company acquired the following assets and liabilities in connection with its acquisition of Maglio, Inc. during the year ended December 31, 1999:

    Accountants receivable                                        --       227,475
    Property and equipment                                        --        84,296
    Security deposit                                              --         5,846
    Accounts payable                                              --       (35,632)
    Notes payable                                                 --       (34,645)
-----------------------------------------------------------------------------------
    Total                                                         --      $247,340
===================================================================================

   The accompanying notes are an integral part of these financial statements.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
,
NATURE OF BUSINESS - Accufacts Pre-Employment Screening, Inc. ("Accufacts") was incorporated on October 6, 1994 in the State of New York. On August 31, 1998, Accufacts consummated a merger with a public shell, Southern Cargo Company ("Southern"), a Florida corporation. Southern simultaneously with this merger changed its name to Accufacts Pre-Employment Screening Inc. ("APES") and shortly thereafter re-incorporated in the State of Delaware.

APES and its subsidiary act as an information service bureau and are engaged primarily in the business of verifying job applicant background information for employers using databases and a national network of agents throughout the United States.

BUSINESS COMBINATION - On October 13, 1999, APES acquired all of the net assets of Maglio, Inc. ("Maglio"), a Florida corporation, by merging Maglio with and into Maglio-Accufacts Pre-Employment Screening, Inc. ("MAPES"), a wholly-owned subsidiary established by APES. The acquisition was accounted for using the purchase method of accounting and was completed by issuing 177,471 shares of APES common stock consisting of 174,971 shares of common stock in consideration for the acquisition and 2,500 shares of common stock in consideration for a stockholder of Maglio entering into a non-competition agreement. The purchase price over the fair value of the net assets acquired was $120,125 and is being amortized using the straight-line method over 20 years. The fair value of the non-competition agreement was $5,313 and is being amortized using the straight-line method over the term of the agreement (see Note 3).

PRINCIPLES OF CONSOLIDATION - The Consolidated financial statements include the accounts of APES and MAPES, collectively referred to as the "Company". The operations and financial position of MAPES were included in the consolidated financial statements since October 13, 1999. All significant accounts and transactions have been eliminated in the consolidation.

PROPERTY AND EQUIPMENT AND DEPRECIATION - Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the expected useful lives of the assets. Upon retirement or other disposition of depreciable assets, the cost and related accumulated depreciation are eliminated from the accounts, and any gain or loss on disposal is credited to or charged against income.

REVENUE RECOGNITION - Revenues are recorded at the time of performance of service.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS OF CREDIT RISK - The Company has cash balances in a bank in excess of the maximum amount insured by the FDIC as of December 31, 2000 and 1999.

ADVERTISING COST - Advertising costs are expensed as incurred. For the years ended December 31, 2000 and 1999, advertising expense was $6,003 and $34,128, respectively.

INCOME TAXES - The Company's method of accounting for income taxes is the liability method required by FASB Statement No. 109 "Accounting for Income Taxes". Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due and deferred taxes. The Company files a consolidated federal tax return.

COMPUTER SOFTWARE - The Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. In accordance with SOP 98-1, payroll and payroll-related costs incurred directly associated with the internal-use software project were capitalized by the Company and such capitalized costs are amortized on a straight-line basis over three years.

NET LOSS PER COMMON SHARE - The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per share," (SFAS 128"). This pronouncement establishes standards for computing and presenting earnings per share ("EPS") for entities with common stock or potential common stock. The pronouncement requires the presentation of net loss per common share based on the weighted average number of shares outstanding during the periods. It also requires the presentation of diluted EPS. When losses have been incurred, warrants and options are not included since the effect would dilute loss per share. Therefore, diluted EPS is not presented for the Company for the years ended December 31, 2000 and 1999 because there were net losses in both years. When net income applicable to common stock is reported, warrants and options are included using the treasury stock method, provided exercise prices are less than the average market price, and when such inclusion results in further dilution.

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments include cash, accounts receivable, accounts payable, notes payable and loans payable. Due to the short-term nature of these instruments, the fair value of these instruments approximate their recorded value. The Company has other liabilities which it believes are stated at estimated fair market value.

RECLASSIFICATIONS - Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation.

IMPAIRMENT OF LONG-LIVED ASSETS - Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

STOCK-BASED COMPENSATION - The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to continue to account for its stock based compensation plans in accordance with the provisions of APB 25.

COMPREHENSIVE INCOME - The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically had not been recognized in the calculation of net income. The adoption of SFAS 130 and the related required disclosures have no effects on the financial statements for the years ended December 31, 2000 and 1999.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REPORTING OF SEGMENTS - Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes criteria for determining an operating segment and establishes disclosure requirements for reporting information about operating segments. The Company has determined that under SFAS No. 131, it operates in one segment of service and its customers and operations are within the United States.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which was originally effective for fiscal years beginning after June 15, 1999, was deferred to June 15, 2000 by the publishing of Statement of Financial Accounting Standards No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

NEW ACCOUNTING PRONOUNCEMENTS - In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 140 revised the standard for accounting for securitization transactions and other transfers and requires additional disclosures. SFAS 140 is effective for all transfers and servicing of financial assets occurring after March 31, 2001, however, the expanded disclosure requirements of SFAS 140 are effective for financial statements for fiscal years ending after December 15, 2000. The Company does not expect the adoption of SFAS 140 to have a material impact on its financial position, results of operations or cash flows.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at December 31, 2000:

          ---------------------------------- -------------- --------------------
                                                             Estimated Useful
                                                                   Lives
                                                 Amount
          ---------------------------------- -------------- --------------------

          ----------------------------------
          Furniture and fixtures             $     71,078          7 years
          ----------------------------------
          Computer equipment                      135,893          5 years
          ----------------------------------
          Telephone equipment                      25,292          5 years
          ----------------------------------
          Other office equipment                   58,132          5 years
          ----------------------------------
          Computer software                        62,612          3 years
          ----------------------------------
          Information system in process           320,009
          ---------------------------------- -------------- --------------------
          Less: accumulated depreciation         (163,843)
          ---------------------------------- -------------- --------------------

          ----------------------------------
          Property and equipment, net        $    509,173
          ---------------------------------- -------------- --------------------


Depreciation expense for the years ended December 31, 2000 and 1999 amounted to $52,736 and $38,741, respectively.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 3 - INTANGIBLE ASSETS

Intangible assets at December 31, 2000 consists of the following:

         --------------------------------- ------------ ----------------------
                                                          Estimated Useful
                                                                Lives
                                             Amount
         --------------------------------- ------------ ----------------------
         --------------------------------- ------------ ----------------------

         ---------------------------------
         Goodwill                          $  141,125          20 years
         ---------------------------------
         Customer lists                        19,000           5 years
         ---------------------------------
         Non-competition covenant               5,313           3 years
         --------------------------------- ------------ ----------------------
                                              165,438
         ---------------------------------
         Less: accumulated amortization       (20,483)
         --------------------------------- ------------ ----------------------

         ---------------------------------
         Intangible assets, net            $  144,955
         --------------------------------- ------------ ----------------------


Amortization expense for the years ended December 31, 2000 and 1999 amounted to $12,677 and $5,589, respectively.


NOTE 4 - LINE OF CREDIT

The Company has a $75,000 line of credit with a bank through June 30, 2001. The line bears interest at prime plus 2%, is secured by substantially all of the assets of the Company and is personally guaranteed by a stockholder of the Company. The Company had $54,471 outstanding on the line of credit at December 31, 2000.

The Company also has a $25,000 business checking line of credit with a bank. The credit line bears interest at prime plus 6% and is secured by substantially all of the assets of the Company. The Company had $4,293 outstanding at December 31, 2000.


NOTE 5 - LOAN PAYABLE TO STOCKHOLDER

Loan payable to stockholder represents advances made by a stockholder of the Company through the normal course of business. Such advances are non-interest bearing with no definitive repayment terms. The Company had $31,280 outstanding at December 31, 2000.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 6 - STOCKHOLDERS' EQUITY

On September 15, 1998, as part of a placement offering pursuant to Rule 504 of Regulation D of the Securities Act of 1933, the Company offered to sell a minimum of 25,000 shares and a maximum of 500,000 shares of the Company's $.01 par value common stock at an offering price of $2.00 per share (the "Offering"). The Offering was completed on December 18, 1998 whereby 125,000 shares were sold and 375,000 shares were subscribed for. The stock subscriptions in the amount of $750,000 were received during 1999 and the 375,000 shares of common stock were issued.

On October 13, 1999, the Company issued 177,471 shares of its $.01 par value common stock in connection with the acquisition of Maglio and for entering into a non-competition agreement with a stockholder of Maglio (see Note 1).


NOTE 7 - INCOME TAXES

The Company prepares its income tax returns on the cash basis of accounting and its financial statements on the accrual basis of accounting which results in temporary tax differences.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 7 - INCOME TAXES (CONTINUED)

The income tax expense (benefit) for the years ended December 31, 2000 and 1999 consists of the following:

         ---------------- ------------- -------------
                               2000          1999
         ---------------- ------------- -------------
         Current          $     12,100  $     5,620
         Deferred                1,600      (41,600)
         ---------------- ------------- -------------

                          $     13,700  $   (35,980)
         ---------------- ------------- -------------


The components of the deferred tax asset at December 31, 2000 consist of the following:

         ------------------------------------------ -------------

         Cash basis accounting adjustment           $    31,000

         Tax basis depreciation                          (1,000)
         Net operating loss carryforward                115,000
          ------------------------------------------ -------------
                                                        145,000
         Less: valuation allowance                     (145,000)
         ------------------------------------------ -------------
         Net deferred tax asset                     $        -
         ------------------------------------------ -------------

The following is a reconciliation of income tax computed at the Federal Statutory rate to the provisions for taxes:

       ----------------------------------------- -------------- -------------
                                                      2000           1999
       ----------------------------------------- -------------- -------------
       Income tax (benefit) computed at federal
           statutory rate                        $   (120,000)   $   (73,000)
       State income tax, net of federal
           tax benefit                                (18,000)       (20,000)
       NOL utilization                                (56,000)             -
       Conversion from accrual to cash
           method for taxes                           205,000         57,000
       Permanent differences                            5,000              -
       Other                                          (2,000)              -
       ----------------------------------------- -------------- -------------
                                                 $    14,000    $    (36,000)
       ----------------------------------------- -------------- -------------

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 7 - INCOME TAXES (CONTINUED)

At December 31, 2000, based upon tax returns filed and to be filed, the Company has net operating loss carryforwards for federal tax purposes of approximately $294,000 which will expire in the year 2019.


NOTE 8 - COMMITMENTS

CAPITAL LEASE OBLIGATIONS - The Company obtained equipment under three capital leases expiring through the year 2005. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair values of the assets. The assets are included in property and equipment and are being depreciated over their estimated useful lives.

Property included under capital leases at December 31, 2000 is as follows:

         ----------------------------------------- ------------
         ----------------------------------------  $ 40,266
         Computer equipment
         -----------------------------------------
         Telephone equipment                         21,677
         ----------------------------------------- ------------
                                                     61,943
         -----------------------------------------
         Less accumulated depreciation                (14,668)
         ----------------------------------------- ------------
                                                     $ 47,275
         ----------------------------------------- ------------


Future minimum lease payments under capital leases as of December 31, 2000 are as follows:

         ------------------------ -------------- -------------- -------------
         For the Year Ending
            December 31,            Principal      Interest        Total
         ------------------------ -------------- -------------- -------------

         ------------------------
                2001              $       9,889  $       7,046  $     16,935
         ------------------------
                2002                      9,961          5,369        15,330
         ------------------------
                2003                     11,594          3,737        15,330
         ------------------------
                2004                     11,197          1,794        12,991
         ------------------------
                2005                      3,270            194         3,464
         ------------------------ -------------- -------------- -------------
                Total             $      45,911  $      18,140  $     64,050
         ------------------------ -------------- -------------- -------------

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 8 - COMMITMENTS (CONTINUED)

Interest rates on the capitalized leases range from 9.0% to 23.4%, respectively, and is imputed based on the lessor's implicit rate of return. Monthly payments range from $499 to $693 per month.

OPERATING LEASE AGREEMENTS - The Company is obligated under noncancelable operating leases for office space expiring March 2003 and July 2003. Rent expense for the years ended December 31, 2000 and 1999 was $97,286 and $43,090, respectively.

Future minimum rental payments under the above noncancelable operating leases as of December 31, 2000 are as follows:

                   ----------------------------- -----------
                        For the Year Ended           Amount
                           December 31,
                   ----------------------------- -----------

                   -----------------------------
                               2001               $  90,884
                   -----------------------------
                               2002                  92,187
                   -----------------------------
                               2003                  45,075
                   ----------------------------- -----------
                                                  $ 228,146
                   ----------------------------- -----------


EMPLOYMENT AGREEMENTS - On September 1, 1998, the Company entered into two five-year employment agreements with two officers whereby the Company will pay a total salary of $200,000 per annum. At December 31, 2000, total future minimum commitments under these two agreements are $533,000.

On October 11, 1999, the company entered into a three-year employment agreement with an executive whereby the Company will pay a total salary of $75,000 per annum plus stock options and the possibility of a bonus based on certain levels of profits. At December 31, 2000, total future minimum commitments under this agreement are $131,000.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

NOTE 9 - STOCK OPTIONS

In October 1999, the Company granted options to an executive to purchase 50,000 shares of its common stock at an exercise price of $2.50 per share. These options will be exercisable on the first anniversary of the grant date and they expire on the third anniversary of the grant date.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair market value for these options was estimated at the date of grant using a Black-Scholes option-pricing model and amounted to $1.53 per share with the following weighted-average assumptions as of the date of grant:

                           Expected volatility           1.014
                           Dividend yield                   --
                           Risk-free rate                 5.87%
                           Average life                 3 year

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.