Form 10QSB
period 2001-03-31
ACCUFACTS PRE EMPLOYMENT SCREENING INC
filed 2001-05-21
CIK 1085545

ACCUFACTS PRE EMPLOYMENT SCREENING INC



                               FILING TYPE: 10QSB
                          DESCRIPTION: QUARTERLY REPORT
                            FILING DATE: MAY 21, 2001
                            PERIOD END: MAR 31, 2001


                PRIMARY EXCHANGE: OVER THE COUNTER BULLETIN BOARD
                          TICKER: APES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the transaction period from              to

                        Commission file number 001-14995


                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.

                      (Exact Name of Small Business Issuer
                          as Specified in Its Charter)


          DELAWARE                                        13-4056901
          --------                                        ----------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


                    6 GREENE STREET, NEW YORK, NEW YORK 10013
                    -----------------------------------------
                    (Address of Principal Executive Offices)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_    No___



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         TITLE OF EACH CLASS                SHARES OUTSTANDING AS OF MAY 11,2001
         -------------------                ------------------------------------

         Common Stock, par                             6,627,471
        Value $.01 per share


Transitional Small Business Disclosure Format (check one):

Yes___     No_X_

                     ACCUFACTS PRE-EMPLOYMENT SCREENING, INC

                                      INDEX



PART I   FINANCIAL INFORMATION                                            PAGE

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheet as of March 31, 2001            1

         Consolidated Condensed Statements of Operations for the
             Three Months Ended March 31, 2001 and 2000                       3

         Consolidated Statements of Cash Flows for the Three Months           4
             Ended March 31, 2001 and 2000

         Notes to Financial
         Statements                                                           5


Item 2.  Management's Discussion and Analysis or Plan of Operation            6




PART II  OTHER INFORMATION

Item 1.           Legal Proceedings                                           8

Item 2.           Change in Securities                                        8

Item 3.           Defaults Upon Senior Securities                             8

Item 4.           Submission of Matters to a Vote of Security Holders         8

Item 5.           Other Information                                           8

Item 6.           Exhibits and Reports on Form 8-K                            8

                  Signature                                                  10

                                     PART I

                              FINANCIAL INFORMATION





ITEM 1.  FINANCIAL STATEMENTS







                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS


---------------------------------------------------------- -------------- --------------
                                                             MARCH 31,
                                                               2001         DECEMBER 31,
                                                            (UNAUDITED)         2000
---------------------------------------------------------- -------------- --------------
ASSETS
Current Assets:
    Cash                                                  $   382,872    $   234,354
    Accounts receivable, net                                  616,148        684,309
    Prepaid expense                                               102          9,855
---------------------------------------------------------------------    -----------
       Total Current Assets                                   999,020        928,518
---------------------------------------------------------------------    -----------

Property and Equipment, Net                                   500,810        509,173
---------------------------------------------------------------------    -----------

Other Assets:
    Security deposits                                           8,553          8,553
    Intangible assets, net                                    141,798        144,955
---------------------------------------------------------------------    -----------
       Total Other Assets                                     150,351        153,508
---------------------------------------------------------------------    -----------

Total Assets                                              $ 1,650,283    $ 1,591,199
=====================================================================    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Line of credit                                        $    54,471    $    58,764
    Current maturities of capital lease obligations             9,240          9,889
    Accounts payable and accrued expenses                     806,012        764,726
    Loan payable to stockholder                                31,280         31,280
---------------------------------------------------------------------    -----------
       Total Current Liabilities                              901,003        864,659
---------------------------------------------------------------------    -----------

Other Liabilities:
    Capital lease obligations, less current maturities         32,655         36,020
---------------------------------------------------------------------    -----------
       Total Liabilities                                      933,658        900,679
---------------------------------------------------------------------    -----------

Commitments

Stockholders' Equity:
    Preferred stock                                              --             --
    Common stock                                               66,275         66,275
    Additional paid-in capital                              1,319,821      1,319,821
    Accumulated deficit                                      (669,471)      (695,576)
---------------------------------------------------------------------    -----------
       Total Stockholders' Equity                         $   716,625    $   690,520
---------------------------------------------------------------------    -----------

Total Liabilities and Stockholders' Equity                $ 1,650,283    $ 1,591,199
=====================================================================    ===========


   The accompanying notes are an integral part of these financial statements.





                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

---------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                               2001           2000
---------------------------------------------------------- -------------- -------------

Revenue                                                   $ 1,082,490    $   982,405

Cost of sales                                                 796,959        659,661
---------------------------------------------------------------------    -----------

Gross profit                                                  285,531        322,744
---------------------------------------------------------------------    -----------

General and administrative expenses                           253,979        312,121
---------------------------------------------------------------------    -----------

Operating income                                               31,552         10,623

Other income (expense):
   Other income                                                 1,238           --
   Amortization expense                                        (3,157)          --
   Interest expense, net                                       (3,528)        (1,532)
---------------------------------------------------------------------    -----------

Income before income taxes                                     26,105          9,091
---------------------------------------------------------------------    -----------

Income taxes                                                     --           15,451
---------------------------------------------------------------------    -----------

Net income (loss)                                              26,105         (6,360)
---------------------------------------------------------------------    -----------

Weighted average number of common shares outstanding        6,627,471      6,627,471
---------------------------------------------------------------------    -----------

Net income (loss) per share                               $      0.00    $      0.00
=====================================================================    ===========


      Unaudited - See accompanying notes to condensed financial statements.








                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

------------------------------------------------------------------------------------
                                                              MARCH 31,   MARCH 31,
                                                                2001        2000
------------------------------------------------------------------------------------

Cash flows from operating activities:
    Net income (loss)                                        $  26,105    $  (6,360)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
          Depreciation and amortization                         42,652       16,044
          Changes in current assets and liabilities            119,200       30,060
----------------------------------------------------------   ---------    ---------
              Total adjustments                                161,852      (14,016)
----------------------------------------------------------   ---------    ---------
              Net cash provided by (used in) operating
                activities                                     187,957      (20,376)
----------------------------------------------------------   ---------    ---------

Cash flows from investing activities:
    Purchases of property and equipment                        (31,132)     (77,826)
----------------------------------------------------------   ---------    ---------
          Net cash used in investing activities                (31,132)     (77,826)
----------------------------------------------------------   ---------    ---------

Cash flows from financing activities:
    Repayments on capital lease obligations                     (4,014)      (2,062)
    Net repayments of note payable, bank                        (4,293)      (4,166)
----------------------------------------------------------   ---------    ---------
          Net cash used in financing activities                 (8,307)      (6,228)
----------------------------------------------------------   ---------    ---------

Net increase (decrease) in cash                                148,518     (104,430)
Cash - beginning of period                                     234,354      298,331
----------------------------------------------------------   ---------    ---------

Cash - end of period                                         $ 382,872    $ 193,901
----------------------------------------------------------   ---------    ---------

Supplemental disclosures:
    Interest paid                                            $   3,528    $   1,670
    Income taxes paid                                             --          1,305
----------------------------------------------------------   ---------    ---------

      Unaudited - See accompanying notes to condensed financial statements.


                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   BASIS FOR PRESENTATION

         The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete statements. Management believes that all adjustments, specifically normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. If such differences prove significant and material, Accufacts Pre-Employment Screening, Inc. (the "Company") will file an amendment to this report on Form 10-QSB.


NOTE 2.  DESCRIPTION OF BUSINESS

     Accufacts Pre-Employment Screening, Inc. ("Accufacts") was incorporated on October 6, 1994 in the State of New York. On August 31, 1998, Accufacts consummated a merger with a public shell, Southern Cargo Company ("Southern"), a Florida corporation. Southern, simultaneously with this merger, changed its name to Accufacts Pre-Employment Screening Inc. ("APES") and shortly thereafter re-incorporated in the State of Delaware. Under the terms of the merger all of the outstanding shares of Accufacts were acquired by Southern in exchange for 3,750,000 shares of Southern's $.01 par value common stock. This transaction was accounted for as a reverse acquisition whereby Accufacts was the acquirer for accounting purposes.

         Accufacts and its subsidiary acts as an information service bureau and are engaged primarily in the business of verifying job applicant background information for employers using databases and a national network of agents throughout the United States.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements and the notes thereto included in this Quarterly Report on Form 10-QSB. This report contains forward-looking statements. The term, "forward-looking statements," is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Report as well as our other filings with the Securities and Exchange Commission, press releases and oral statements, words or phrases such as "believes", "anticipates", "expects", "intends", "will likely result in", "estimates", "projects" or similar expressions are intended to denote forward-looking statements. The possible results that may be suggested by forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. Some of the factors which might cause such differences include, without limitation, risks associated with expansion of marketing efforts; limited sales and marketing experiences; heightened competition; general economic and business conditions; our ability or inability to implement our business strategy and/or maintain our cost efficiency; dependence on proprietary technology, including, without limitation, the adequacy of patent and trade secret protection; continued availability of key personnel; retention of key personnel and recruitment of additional qualified skilled personnel.

     Accufacts was founded in 1994 to provide pre-employment screenings and background checks for our clients. Following a merger with Southern Cargo (a public shell) in 1998, we became a public company and changed the corporate name to Accufacts Pre-Employment Screening, Inc.

     In general, Accufacts' business is to provide a variety of background reports regarding client employee candidates. These may include such items as: criminal background checks, social security number verifications, employment verifications, professional license verifications, education verifications, credit reports, driving records, and other related reports. We believe that obtaining such background checks is a proven, prudent part of a client's hiring process. Falsification of employment application data is not uncommon, and courts have held employers liable for harm caused by employees, especially when there is a pattern of behavior. Furthermore, statistics indicate that pre-employment screenings lead to increased employee integrity and decreased turnover, which improves client business performance.

     The market for background checks/pre-employment screenings is highly competitive. Most competitors are small local firms, but a few large national companies exist in the market. Accufacts competes on both levels. Overall, we have successfully developed proprietary software tools incorporating the latest technologies. This enables our clients to submit orders and track the status of the research at any time. We customize reports upon request. We also have an automated client service program that is available on-line, 24 hours a day, every day. This ensures the fastest response and best client support available.

     The acquisition of Maglio, Inc. was a major step for the company. It increased our client base and provided additional resources that we believe will expand our position in the market. During 2000 and the first quarter of 2001, the focus of management's attention was on completing the integration of the Maglio acquisition. We anticipate that this will be fully completed during the second quarter of this year. We are continuing to refine operations, increase revenues through new aggressive marketing initiatives, and generate a stream of positive earnings. We believe that we are poised to leverage competitive advantages to generate profitable growth.

         Revenues for the three months ended March 31, 2001 were $1,082,490, up $100,085, an increase of 10.19% in revenues for the three months ended March 31, 2000, which were $982,405. The increase in revenues was consistent with management's expectations and results primarily from ongoing marketing efforts.

         Cost of sales for the three months ended March 31, 2001 was $ 796,959, up $137,298 (20.81%) from $659,661, the cost of sales for the three months ended March 31, 2000. Much of this increase was directly related to the corresponding increase in revenues for the quarter. Additional costs were incurred due to certain increases in subcontracting levels related to specific background checks.

         General administrative expenses for the three months ended March 31, 2001 were $285,531, down $37,213, or 11.53% from $322,744 for the three months ended March 31, 2000. This decrease was generally due to efficiencies realized from the consolidation of the Maglio acquisition.

         Operating income for the quarter ended March 31, 2001 was $31,522, an increase from the $10,623 generated in the three months ended March 31, 2000. Net income for the period was $26,105, an increase from a loss of $6,360 for the same period in 2000.

         Net cash provided by operating activities for the three months ended March 31, 2001 was $187,957, compared to net cash used in operations of $20,376 for the three month period ended March 31, 2000. Net cash used in investing activities for the three months ended March 31, 2001 was $31,132, down from $77,826 for the three-month period March 31, 2000.

      The Company intends to increase its business through the use of operating profits, borrowings, and additional capital raisings. The Company believes that its anticipated cash flow from operations as well as availability of funds from existing bank facilities will provide the liquidity to meet current foreseeable cash needs.

     At March 31, 2001, Accufacts had total assets of $1,650,283, compared with $1,591,199 at March 31, 2000, representing an increase of 3.71%. For the same periods, the company had total liabilities of $933,658 at March 31, 2001 compared to $900,679 at March 31, 2000, an increase of $32,979.

     The Company has a $75,000 line of credit with Chase Manhattan Bank through June 30, 2001. As of March 31, 2001, there was $54,471 outstanding on the line. The line bears interest at the prime rate plus two (2) percent, and is secured by the assets of the Company and is personally guaranteed by a stockholder of the firm. The Company also has a $25,000 business checking/overdraft line of credit. It bears interest at the prime rate plus six (6) percent and is secured by the assets of the Company.

                                     PART II

                                OTHER INFORMATION



Item 1. Legal Proceedings.

         Not applicable.


Item 2.  Changes in Securities and Use or Proceeds

         Not applicable.


Item 3.   Defaults Upon Senior Securities.

         Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders.

         Not applicable.


Item 5.   Other Information.

On May 18, 2001, on the written consent of a majority of the Board of Directors, the Company amended its By-laws to so provide that the Company is not exclusively obligated to hold the annual meeting of shareholders the last business day of September, but rather, may at the discretion of the Board of Directors, call an Annual Meeting at such time and date that is agreed upon by the majority of the Board of Directors.



Item 6.  Exhibits and Reports on Form 8-K



(a)      Exhibits


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
3.1 Articles of Incorporation of Accufacts Pre-Employment Screening, Inc. and Certificate of Merger (2)
3.2      By-laws of Accufacts Pre-Employment Screening, Inc.  (2)
3.3 Certificate of Incorporation of Maglio-Accufacts Pre-Employment Screening, Inc. (4)

3.4      By-laws of Maglio-Accufacts Pre-Employment Screening, Inc.  (4)
3.5      Amendment to By-laws of Accufacts Pre-Employment Screening, Inc.*
4.1 Specimen of Common Stock Certificate of Accufacts Pre-Employment Screening, Inc. (2)
4.2 Asset Purchase Agreement dated August 26, 1998 between Southern Cargo, Inc. and Accufacts Pre-Employment Screening, Inc. (2)
4.3 Shareholder Rights and Registration Rights Agreement, dated as of October 11, 1999, by and between Accufacts Pre-Employment Screening, Inc. and Richard J. Maglio (1)
10.1 Employment Agreement, dated September 1, 1998, between the Registrant and Philip Luizzo (2)
10.2 Amendment, dated October 5, 1999, to the Employment Agreement, dated September 1, 1998, between the Registrant and Philip Luizzo (3)
10.3 Employment Agreement, dated September 1, 1998, between the Registrant and John Svedese (2)
10.4 Employment Agreement, dated October 11, 1999, by and among the Registrant, Maglio- Accufacts Pre-Employment Screening, Inc., and Richard J. Maglio (4)
10.5 Lease Agreement, dated April 1, 1997, between the Registrant and 6 Greene Street Associates, LLC, as amended (4)
10.6 Lease Agreement, dated August 28, 1998, between Maglio, Inc. and CB Sanlando Center, Inc. (4)
16.1     Letter on Change in Certifying Accountant  (5)
16.2     Letter on Change in Certifying Accountant  (6)
21.1     List of Subsidiaries (4)


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

         * Annexed hereto


(b)      Reports on Form 8-K


No current reports on Form 8-K were filed for the period.

                                    Signature


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Accufacts Pre-Employment
                                              Screening, Inc.



                                              By: ______________________________
                                                  Philip Luizzo, Chairman,
                                                  Chief Executive Officer, and
                                                  President



Date:  May 21, 2001