Form 10QSB
period 2001-06-30
ACCUFACTS PRE EMPLOYMENT SCREENING INC
filed 2001-08-13
CIK 1085545

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended June 30, 2001.

/ / Transition report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transaction period from              to


                        Commission file number 001-14995

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                    ----------------------------------------

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

Yes  X     No
    ---      ---



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      TITLE OF EACH CLASS            SHARES OUTSTANDING AS OF JULY 18,2001
      -------------------            -------------------------------------

      Common Stock, par                        6,627,471
      Value $.01 per share


Transitional Small Business Disclosure Format (check one):

Yes        No X
   ---       ---

                     ACCUFACTS PRE-EMPLOYMENT SCREENING, INC

                                      INDEX



PART I     FINANCIAL INFORMATION                                          PAGE

Item 1.    Financial Statements

           Consolidated Condensed Balance Sheet as of June 30, 2001          1

           Consolidated Condensed Statements of Operations                   3
               for the Three Months Ended June 30, 2001 and 2000

           Consolidated Statements of Cash Flows for the Three Months        4
               Ended June 30, 2001 and 2000

           Notes to Financial
           Statements                                                        5


Item 2.    Management's Discussion and Analysis or Plan of Operation         6




PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                 9

Item 2.    Change in Securities                                              9

Item 3.    Defaults Upon Senior Securities                                   9

Item 4.    Submission of Matters to a Vote of Security Holders               9

Item 5.    Other Information                                                 9

Item 6.    Exhibits and Reports on Form 8-K                                  9

           Signature                                                        11

                                     PART I

                              FINANCIAL INFORMATION





ITEM 1.    FINANCIAL STATEMENTS








                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS



------------------------------------------------------------------------ ---------------- --- --------------------
                                                                              JUNE 30,
                                                                               2001               DECEMBER 31,
                                                                            (UNAUDITED)               2000
------------------------------------------------------------------------ ---------------- --- --------------------
ASSETS
Current Assets:
    Cash                                                           $             53,287   $             234,354
    Accounts receivable, net                                                    620,044                 684,309
    Prepaid expense                                                                 199                   9,855
------------------------------------------------------------------------ ---------------- --- --------------------
        Total Current Assets                                                    673,530                 928,518
------------------------------------------------------------------------ ---------------- --- --------------------

Property and Equipment, Net                                                     475,270                 509,173
------------------------------------------------------------------------ ---------------- --- --------------------

Other Assets:
    Security deposits                                                             8,543                   8,553
    Intangible assets, net                                                      138,639                 144,955
------------------------------------------------------------------------ ---------------- --- --------------------
        Total Other Assets                                                      147,182                 153,508
------------------------------------------------------------------------ ---------------- --- --------------------

Total Assets                                                       $          1,295,982   $           1,591,199
------------------------------------------------------------------------ ---------------- --- --------------------
------------------------------------------------------------------------ ---------------- --- --------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Line of credit                                                 $             40,850   $              58,764
    Current maturities of capital lease obligations                               9,365                   9,889
    Accounts payable and accrued expenses                                       416,165                 764,726
    Loan payable to stockholder                                                  31,280                  31,280
------------------------------------------------------------------------ ---------------- --- --------------------
        Total Current Liabilities                                               497,660                 864,659
------------------------------------------------------------------------ ---------------- --- --------------------

Other Liabilities:
    Capital lease obligations, less current maturities                           31,214                  36,020
------------------------------------------------------------------------ ---------------- --- --------------------
        Total Liabilities                                                       528,874                 900,679
------------------------------------------------------------------------ ---------------- --- --------------------

Commitments

Stockholders' Equity:
    Preferred stock                                                                   -                       -
    Common stock                                                                 66,275                  66,275
    Additional paid-in capital                                                1,319,821               1,319,821
    Accumulated deficit                                                        (618,988)                (695,576)
------------------------------------------------------------------------ ---------------- --- --------------------
        Total Stockholders' Equity                                              767,108                 690,520
------------------------------------------------------------------------ ---------------- --- --------------------

Total Liabilities and Stockholders' Equity                         $          1,295,982   $           1,591,199
------------------------------------------------------------------------ ---------------- --- --------------------
------------------------------------------------------------------------ ---------------- --- --------------------



            See accompanying notes to condensed financial statements.


                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


------------------------------------------------------------------------------------------------
                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                JUNE 30,                     JUNE 30,

                                          2001             2000         2001           2000
------------------------------------------------------------------------------------------------

Revenue                               $ 1,129,807    $ 1,135,366    $ 2,219,370    $ 2,117,771

Cost of sales                             817,486        761,643      1,631,625      1,421,304
-------------------------------------------------------------------------------------------------
Gross profit                              312,321        373,723        587,745        696,467
-------------------------------------------------------------------------------------------------
General and administrative expenses       249,633        455,743        493,505        767,864
-------------------------------------------------------------------------------------------------
Operating income (loss)                    62,688        (82,020)        94,240        (71,397)

Other income (expense):
   Other income                              --             --            1,238           --
   Amortization expense                    (3,159)          --           (6,316)          --
   Interest expense, net                   (3,465)        (1,728)        (6,993)        (3,260)
-------------------------------------------------------------------------------------------------

Income (loss) before income taxes          56,064        (83,748)        82,169        (74,657)
-------------------------------------------------------------------------------------------------
Income taxes (expense) benefit             (5,581)        43,401         (5,581)        27,950
-------------------------------------------------------------------------------------------------

Net income (loss)                          50,483        (40,347)        76,588        (46,707)
-------------------------------------------------------------------------------------------------

Weighted average number of common
    shares outstanding                  6,627,471      6,627,471      6,627,471      6,627,471
-------------------------------------------------------------------------------------------------
Net income (loss) per share           $      0.01    $     (0.01)   $      0.01    $     (0.01)
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------




      Unaudited - See accompanying notes to condensed financial statements.




                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


--------------------------------------------------------------------------------------------------
                                                                        JUNE 30,    JUNE 30,
                                                                          2001       2000
--------------------------------------------------------------------------------------------------

Cash flows from operating activities:
    Net income (loss)                                                 $  76,588    $ (46,707)
    Adjustments to reconcile net income  (loss) to net cash used in operating activities:
            Depreciation and amortization                                87,860       32,682
            Changes in current assets and liabilities                  (274,630)     (23,764)
--------------------------------------------------------------------------------------------------
                Total adjustments                                      (186,770)       8,918
--------------------------------------------------------------------------------------------------
                Net cash  (used in) operating activities               (110,182)     (37,789)
--------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchases of property and equipment                                 (47,641)    (193,072)
--------------------------------------------------------------------------------------------------
            Net cash used in investing activities                       (47,641)    (193,072)
--------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Repayments on capital lease obligations                              (5,330)      (5,529)
    Net repayments of note payable, bank                                (17,914)      (8,318)
--------------------------------------------------------------------------------------------------
            Net cash used in financing activities                       (23,244)     (13,847)
--------------------------------------------------------------------------------------------------

Net  (decrease) in cash                                                (181,067)    (244,708)
Cash - beginning of period                                              234,354      298,331
--------------------------------------------------------------------------------------------------

Cash - end of period                                                  $  53,287    $  53,623
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

Supplemental disclosures:
    Interest paid                                                     $   6,993    $   3,263
    Income taxes paid                                                      --          9,221
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------




      Unaudited - See accompanying notes to condensed financial statements.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


NOTE 1.   BASIS FOR PRESENTATION

           The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete statements. Management believes that all adjustments, specifically normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. If such differences prove significant and material, Accufacts Pre-Employment Screening, Inc. (the "Company") will file an amendment to this report on Form 10-QSB/A.


NOTE 2.    DESCRIPTION OF BUSINESS

     The Company was incorporated on October 6, 1994 in the State of New York as Accufacts Screening, Inc. On August 31, 1998, Accufacts Screening consummated a merger with a public shell, Southern Cargo Company ("Southern"), a Florida corporation. Southern, simultaneously with this merger, changed its name to Accufacts Pre-Employment Screening Inc. ("Accufacts") and shortly thereafter re-incorporated in the State of Delaware. Under the terms of the merger all of the outstanding shares of Accufacts Screening were acquired by Southern in exchange for 3,750,000 shares of Southern's $.01 par value common stock. This transaction was accounted for as a reverse acquisition whereby, for accounting purposes, Accufacts Screening was the acquirer.

           Accufacts and its subsidiary act as an outsource information research bureau engaged primarily in the business of verifying job applicant background information for clients. Among other resources, the Company has a national network of agents throughout the United States.

           On October 13, 1999, Accufacts acquired all of the net assets of Maglio, Inc. ("Maglio"), a Florida corporation, by merging Maglio with and into Maglio-Accufacts Pre-Employment Screening, Inc., a wholly-owned subsidiary established by Accufacts. The acquisition was accounted for using the purchase method of accounting and was completed by issuing 177,471 shares of common stock consisting of 174,971 shares of common stock in consideration for the acquisition and 2,500 shares of common stock in consideration for a stockholder of Maglio entering into a non-compete agreement. The purchase price over the fair value of the net assets acquired was $120,125 and is being amortized using the straight-line method over 20 years. The fair value of the non-competition agreement was $5,313 and is being amortized using the straight-line method over the term of the agreement.

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

     The acquisition of Maglio, Inc. increased the Company's client base and provided additional resources that we believe will expand our position in the market. During 2000 and the first portion of 2001, the focus of management's attention was on completing the integration of the Maglio acquisition. The integration was fully completed during the most recently completed quarter. Management is continuing to refine operations with a focus toward increasing revenues through new aggressive marketing initiatives and generating a stream of positive earnings. We believe that the Company is poised to leverage strong competitive advantages to generate profitable growth.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30,2000.


           Revenues for the three months ended June 30, 2001 were $1,129,807, down $5,559 or one-half of one percent from revenues for the three months ended June 30, 2000, which were $1,135,366. The decrease or lack of an increase was generally due to termination of several less than profitable accounts that could not be renegotiated. New marketing initiatives were initiated and contributed to the revenue base. New business is expected to be a growing factor in expanding the Company's revenue base.

           Cost of sales for the three months ended June 30, 2001 was $ 817,486, up $55,843 (7.33%) from $761,643, the cost of sales for the three months ended June 30, 2000. This increase was directly related additional costs incurred due to certain increases in subcontracting levels and state fees required for specific background checks. Management is assessing steps to decrease the impact of these direct costs as a percentage of costs of sales.

           General administrative expenses for the three months ended June 30, 2001 were $249,633, a decrease of $206,110, or a 45.23% reduction from $455,743 for the three months ended June 30, 2000. This decrease was generally due from efficiencies realized from completing the consolidation of the Maglio acquisition.

           Operating income for the quarter ended June 30, 2001 was $62,688, an increase from the loss of $82,020 realized for the three months ended June 30, 2000. Net income for the period was $50,483, compared with a net loss of $40,347 for the same period in 2000.

      The Company intends to increase its business through the use of operating profits, borrowings, and additional capital raisings. The Company believes that its anticipated cash flow from operations as well as availability of funds from existing bank facilities will provide the liquidity to meet current foreseeable cash needs.

     At June 30, 2001, Accufacts had total assets of $1,295,982, compared with $1,591,199 at December 31, 2000, representing a decrease of 18.55%. For the same periods, the Company had total liabilities of $528,874 at June 30, 2001 compared to $900,679 at December 31, 2000, reflecting a decrease of $371,805 (41.28%).

     The Company has a $75,000 line of credit with Chase Manhattan Bank through June 30, 2001, which was renewed for another year. As of June 30, 2001, there was $44,767 outstanding on the line. The line bears interest at the prime rate plus two (2) percent, and is secured by the assets of the Company and is personally guaranteed by a stockholder of the company. The Company also has a $25,000 business checking/overdraft line of credit. It bears interest at the prime rate plus six (6) percent and is secured by the assets of the Company.

FOR THE SIX MONTHS ENDED JUNE 30,2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000


     Revenues for the six months ended June 30, 2001 were $2,219,370 versus $2,117,771 for the six months ended June 30, 2000, an increase of 4.8% for the period. This increase is consistent with management's expectations and reflects increases in new business efforts coupled with the termination of several less than profitable accounts.

     Cost of sales for the six months ended June 30, 2001 were $1,631,625, up 14.8%, versus cost of sales of $1,421,304 for the six months ended June 30, 2000. This increase, in part, corresponds to the increase in revenues as well as certain increases in subcontracting levels and state fees required for specific screenings/background checks. Steps are being assessed to decrease the impact of these direct costs as a percentage of costs of sales.

     General and Administrative costs for the six month period ended June 30, 2001 were $493,505 compared with $767,864 for the same period in 2000. This is a reduction of 35.7% for the six month period in 2001. This decrease is primarily due to realizing efficiencies from completing the consolidation of the Maglio acquisition, notably during the second quarter of 2001.

     Operating income for the six months ended June 30, 2001 was $94,240, compared with a loss of $71,397 for the same period in 2000. Net income for the six months ended June 30, 2001 was $76,588, compared with a loss of $74,657 for the same period ended June 30, 2000. As a result, the Company realized net income per share of $0.01 compared to a loss of $0.01 for the same period in 2000.

     Net cash used in operating activities for the six months ended June 30, 2001 was $110,182, compared to net cash used in operations of $37,789 for the six month period ended June 30, 2000. Net cash used in investing activities for the period ended June 30, 2001 was $47,641 down from $193,072 for the period ended June 30,2000.

     For the six months ended June 30, 2001, the Company had a net decrease in cash of $181,067. For the six months ended June 30,2000, the net decrease in cash was $244,708. Ending cash for these periods was $53,287 and $53,623, respectively.

                                     PART II

                                OTHER INFORMATION



Item 1. Legal Proceedings.

           Not applicable.


Item 2.  Changes in Securities and Use or Proceeds

           Not applicable.


Item 3.   Defaults Upon Senior Securities.

           Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders.

           The Company held its Annual Meeting of Shareholders on June 20, 2001 at the Embassy Suites-Orlando North, Altamont, Florida. The agenda for the meeting included the election of a Board of Directors comprised of five (5) individuals. Specifically, Messrs. Philip Luizzo, John C. Svedese, Richard J. Maglio, Anthony J. Luizzo, and James Patterson were elected to serve as members of the Company's Board of Directors for the ensuing year and/or until their respective succors are elected and qualified. Additionally, shareholders ratified the selection of Meeks, Dorman & Co., P.A. as independent public accountants for the Company. The Accufacts 2001 Employee Stock Purchase Plan was also approved by shareholders at the meeting. Of the 6,627,471 shares of common stock issued and outstanding as of the May 1, 2001 record date for the meeting, 4,086,000 shares were deemed present and entitled to vote at the Annual Meeting either in person or by proxy. All resolutions submitted for a vote of shareholders were unanimously approved and/or ratified at the Annual Meeting.


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



Item 6.  Exhibits and Reports on Form 8-K



(a)        Exhibits



NUMBER              DESCRIPTION OF EXHIBIT
------              ----------------------

2.1        Plan and Agreement of Merger of Maglio, Inc. and Maglio-Accufacts
           Pre-Employment Screening, Inc., dated October 11, 1999, by and among
           Accufacts Pre-Employment Screening, Inc., Maglio-Accufacts Pre-Employment
           Screening, Inc., and Maglio, Inc.  (1)
2.2        Supplemental Agreement, dated as of October 11, 1999, by and among Accufacts
           Pre-Employment Screenings, Inc., Maglio, Inc., Maglio-Accufacts Pre-Employment
           Screening, Inc., and Richard J. Maglio.  (1)
3.1        Articles of Incorporation of Accufacts Pre-Employment Screening, Inc. and
           Certificate of Merger  (2)
3.2        By-laws of Accufacts Pre-Employment Screening, Inc.  (2)
3.3        Certificate of Incorporation of Maglio-Accufacts Pre-Employment
           Screening, Inc.  (4)
3.4        By-laws of Maglio-Accufacts Pre-Employment Screening, Inc.  (4)
3.5        Amendment to By-laws of Accufacts Pre-Employment Screening, Inc. (7)
4.1        Specimen of Common Stock Certificate of Accufacts Pre-Employment Screening, Inc.  (2)
4.2        Asset Purchase Agreement dated August 26, 1998 between Southern Cargo, Inc. and
           Accufacts Pre-Employment Screening, Inc.  (2)
4.3        Shareholder Rights and Registration Rights Agreement, dated as of October 11, 1999, by and between Accufacts Pre-Employment Screening, Inc. and Richard J. Maglio  (1)
10.1       Employment Agreement, dated September 1, 1998, between the Registrant and
           Philip Luizzo  (2)
10.2       Amendment, dated October 5, 1999, to the
           Employment Agreement, dated September 1, 1998,
           between the Registrant and Philip Luizzo (3)
10.3       Employment Agreement, dated September 1, 1998, between the Registrant and John
           Svedese  (2)
10.4       Employment Agreement, dated October 11, 1999, by and among the Registrant, Maglio-
           Accufacts Pre-Employment Screening, Inc., and Richard J. Maglio (4)
10.5       Lease Agreement, dated April 1, 1997, between the Registrant and 6 Greene Street
           Associates, LLC, as amended  (4)
10.6       Lease Agreement, dated August 28, 1998, between Maglio, Inc. and CB Sanlando
           Center, Inc.  (4)
16.1       Letter on Change in Certifying Accountant  (5)
16.2       Letter on Change in Certifying Accountant  (6)
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

(7) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 which was filed with the Security and Exchange Commission on May 21, 2001 and is incorporated by reference herein.


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



                                  Accufacts Pre-Employment Screening, Inc.



                                  By: /S/
                                      ---------------------------
                                      Philip Luizzo, Chairman,
                                      Chief Executive Officer, and
                                      President



Date:  August 13, 2001