Form 10QSB
period 2001-09-30
ACCUFACTS PRE EMPLOYMENT SCREENING INC
filed 2001-11-14
CIK 1085545

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the transaction period from          to
                                         --------    -------


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

Yes _X_    No___



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     TITLE OF EACH CLASS             SHARES OUTSTANDING AS OF NOVEMBER 2,2001
     -------------------             ----------------------------------------

      Common Stock, par                        6,627,471
      Value $.01 per share


Transitional Small Business Disclosure Format (check one):

Yes___     No_X_

                     ACCUFACTS PRE-EMPLOYMENT SCREENING, INC

                                      INDEX



PART I  FINANCIAL INFORMATION                                              PAGE

Item 1. Financial Statements

        Consolidated Condensed Balance Sheet as of September 30, 2001       1
        Consolidated Condensed Statements of Operations for
            the Three and Nine Months Ended September 30, 2001 and 2000     3


        Consolidated Condensed Statements of Cash Flows
            for the Nine Month Ended September 30, 2001 and 2000            4


        Notes to Consolidated Condensed Financial Statements                5

Item 2. Management's Discussion and Analysis or Plan of Operation           6




PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                   9

Item 2. Change in Securities                                                9

Item 3. Defaults Upon Senior Securities                                     9

Item 4. Submission of Matters to a Vote of Security Holders                 9

Item 5. Other Information                                                   9

Item 6. Exhibits and Reports on Form 8-K                                    9

        Signature                                                          11

                                     PART I

                              FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS




                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                       SEPT. 30,
                                                                         2001         DECEMBER 31,
                                                                      (UNAUDITED)         2000
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
    Cash                                                          $      152,518   $    234,354
    Accounts receivable, net                                             509,687        684,309
    Prepaid expense                                                          100          9,855
--------------------------------------------------------------------------------------------------
        Total Current Assets                                             662,305        928,518
--------------------------------------------------------------------------------------------------

Property and Equipment, Net                                              477,879        509,173
--------------------------------------------------------------------------------------------------

Other Assets:
    Security deposits                                                      8,543          8,553
    Intangible assets, net                                               135,480        144,955
--------------------------------------------------------------------------------------------------
        Total Other Assets                                               144,023        153,508
--------------------------------------------------------------------------------------------------

Total Assets                                                      $    1,284,207   $  1,591,199
--------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Line of credit                                                $       49,102   $     58,764
    Current maturities of capital lease obligations                       10,494          9,889
    Accounts payable and accrued expenses                                385,666        764,726
    Loan payable to stockholder                                           31,280         31,280
--------------------------------------------------------------------------------------------------
        Total Current Liabilities                                        476,542        864,659
--------------------------------------------------------------------------------------------------

Other Liabilities:
    Capital lease obligations, less current maturities                    28,199         36,020
--------------------------------------------------------------------------------------------------
        Total Liabilities                                                504,741        900,679
--------------------------------------------------------------------------------------------------

Commitments
Stockholders' Equity:
    Preferred stock                                                            -             -
    Common stock                                                          66,275         66,275
    Additional paid-in capital                                         1,319,821      1,319,821
    Accumulated deficit                                                 (606,630)      (695,576)
--------------------------------------------------------------------------------------------------
        Total Stockholders' Equity                                       779,466        690,520
--------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                        $    1,284,207   $  1,591,199
--------------------------------------------------------------------------------------------------


     See accompanying notes to consolidated condensed financial statements.



                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


---------------------------------------------------------------------------------------------------------------------
                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        SEPTEMBER 30,                         SEPTEMBER 30,
                                                   2001               2000              2001                 2000
--------------------------------------------------------------------------------------------------------------------

Revenue                                      $  1,003,727        $  1,011,345       $  3,212,770      $    3,129,116

Cost of sales                                     768,412             695,165          2,400,037           2,116,469
--------------------------------------------------------------------------------------------------------------------

Gross profit                                      235,315             316,180            812,733           1,012,647
--------------------------------------------------------------------------------------------------------------------

General and administrative expenses               213,560             379,551            696,738           1,147,415
--------------------------------------------------------------------------------------------------------------------

Operating income (loss)                            21,755            (63,371)            115,995           (134,768)

Other income (expense):
   Other income                                         9                   -              1,247                   -
   Amortization expense                           (3,159)                   -            (9,475)                   -
   Interest expense, net                          (2,034)             (3,112)            (9,027)             (6,372)

--------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                  16,571            (66,483)             98,740           (141,140)
--------------------------------------------------------------------------------------------------------------------

Income taxes (benefit)                              4,213            (17,800)              9,794            (45,750)
--------------------------------------------------------------------------------------------------------------------

Net income (loss)                            $     12,358        $   (48,683)       $     88,946      $     (95,390)
--------------------------------------------------------------------------------------------------------------------

Weighted average number of common
    shares outstanding                          6,627,471           6,627,471          6,627,471           6,627,471

--------------------------------------------------------------------------------------------------------------------

Net income (loss) per share                  $        .00        $      (.01)       $        .01      $        (.01)

--------------------------------------------------------------------------------------------------------------------




Unaudited - See accompanying notes to consolidated condensed financial statements.


                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


-----------------------------------------------------------------------------------------------------------------
                                                                                   SEPTEMBER 30,     SEPTEMBER 30,
                                                                                       2001             2000
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                                           $       88,946    $    (95,390)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
            Depreciation and amortization                                              137,793          55,576
            Changes in current assets and liabilities                                 (194,673)         30,898
-----------------------------------------------------------------------------------------------------------------
                Total adjustments                                                      (56,880)         86,474
                Net cash provided by (used in) operating activities                     32,006          (8,916)
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Purchases of property and equipment                                                (97,024)       (231,004)
-----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Repayments on capital lease obligations                                             (7,216)         (8,567)
    Net repayments (borrowings) on note payable, bank                                   (9,662)         21,301
     Proceeds from loan payable, shareholder                                                 -          10,000
-----------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                        (81,836)       (217,186)
Cash - beginning of period                                                             234,354         298,331
-----------------------------------------------------------------------------------------------------------------

Cash - end of period                                                            $      152,518    $     81,145
=================================================================================================================

Supplemental disclosures:
    Interest paid                                                               $        9,027    $      6,375
    Income taxes paid                                                           $            -    $      9,421
Non-cash investing and financing activities:
     Acquired property and equipment with capital lease                         $            -    $     27,403

=================================================================================================================



Unaudited - See accompanying notes to consolidated condensed financial statements.

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

     In general, Accufacts' business is to provide a variety of background reports regarding client employee candidates, and other information that supports Human Resource decisions. These may include such items as: criminal background checks, Social Security number verifications, employment verifications, professional license verifications, education verifications, credit reports, driving records, and other related reports. We believe that obtaining such background checks is a proven, prudent part of a client's hiring process. Falsification of employment application data is not uncommon, and courts have held employers liable for harm caused by employees, especially when there is a pattern of behavior. Furthermore, statistics indicate that pre-employment screenings lead to increased employee integrity and decreased turnover, which improves client business performance.

     The market for background checks/pre-employment screenings is highly competitive. Most competitors are small local firms, but a few large national companies exist in the market. Accufacts competes on both levels. Overall, we have successfully developed proprietary software tools incorporating the latest technologies. This enables our clients to submit orders and track the status of the research at any time. We customize output reports upon request. We also have an automated client service program that is available on-line, 24 hours a day, every day. This ensures the fastest response and best client support available.

     The acquisition of Maglio, Inc. increased the Company's client base and provided additional resources that we believe will expand our position in the market. During 2000 and the first portion of 2001, the focus of management's attention was on completing the integration of the Maglio acquisition. The integration was fully completed during the second quarter. Management is continuing to refine operations with a focus toward increasing revenues through aggressive new marketing initiatives and generating a stream of positive earnings. We believe that the Company is poised to leverage strong competitive advantages and generate profitable growth.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30,2000.


     Revenues for the three months ended September 30, 2001 were $1,003,727, down $7,618 or three-quarters of one percent from revenues for the three months ended September 30, 2000, which were $1,011,345. This lack of growth/marginal decrease for the quarter stems from substantially reduced business in the wake of the terrorist attacks of September 11, 2001. The attacks on the World Trade Center directly affected the Company, which has its headquarters just a few blocks north of the attack site. As a result of the attacks, all of lower Manhattan was closed for a significant period. Fortunately, the Company did not sustain any losses of personnel or facilities. However, business was not able to be transacted at our headquarters and no criminal screenings could be performed involving New York City and surrounding area data for much of September. Accordingly, business from September 11th through the end of the quarter was down significantly because of the tragedy. It should be noted that orders are now rebounding and the inquiries into screening services are on the rise. New marketing initiatives were initiated and are anticipated to contribute to the revenue base. New business is expected to be a growing factor in expanding the Company's growth.

     Cost of sales for the three months ended September 30, 2001 was $768,412, up $73,247 (10.5%) from $695,165, the cost of sales for the three months ended September 30, 2000. This increase was directly related to additional costs incurred due to certain increases in subcontracting levels and state fees required for specific background checks. Management is assessing steps to decrease the impact of these direct costs as a percentage of costs of sales.

     General administrative expenses for the three months ended September 30, 2001 were $213,560, a decrease of $165,991, or a 43.7% reduction from $379,551 for the three months ended September 30, 2000. This decrease was generally due from efficiencies realized from completing the consolidation of the Maglio acquisition and other management efficiencies.

     Operating income for the quarter ended September 30, 2001 was $21,755, an increase from the loss of $63,371 realized for the three months ended September 30, 2000. Net income for the period was $12,358, compared with a net loss of $48,683 for the same period in 2000.

     The Company intends to increase its business through the use of operating profits, borrowings, and possibly equity or debt financings. The Company believes that its anticipated cash flow from operations as well as availability of funds from existing bank facilities will provide the liquidity to meet current foreseeable cash needs for the next 12 months.

     At September 30, 2001, Accufacts had total assets of $1,284,207, compared with $1,591,199 at December 31, 2000, representing a decrease of 19.3%. For the same periods, the Company had total liabilities of $ 504,741 at September 30, 2001 compared to $900,679 at December 31, 2000, reflecting a decrease of $395,938 (44.0%).

     The Company has a $75,000 line of credit with Chase Manhattan Bank through June 30, 2002. As of September 30, 2001, there was $38,476 outstanding on the line. The line bears interest at the prime rate plus two (2) percent, and is secured by the assets of the Company and is personally guaranteed by a stockholder. The Company also has a $25,000 business checking/overdraft line of credit. As of September 30, 2001, there was $10,626 outstanding on the line of credit. It bears interest at the prime rate plus six (6) percent and is secured by the assets of the Company.


FOR THE NINE MONTHS ENDED SEPTEMBER 30,2001 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2000


     Revenues for the nine months ended September 30, 2001 were $3,212,770 versus $3,129,116 for the nine months ended September 30, 2000, an increase of 2.67% for the period. This increase is consistent with management's expectations and the effects of the terrorist attacks of September 11, 2001. Otherwise, the results reflect increases in new business efforts coupled with the termination of several less than profitable accounts.

     Cost of sales for the nine months ended September 30, 2001 were $2,400,037 up 13.4%, versus cost of sales of $2,116,469 for the nine months ended September 30, 2000. This increase, in part, corresponds to the increase in revenues as well as certain increases in subcontracting levels and state fees required for specific screenings/background checks. Steps are being assessed to decrease the impact of these direct costs as a percentage of costs of sales.

     General and Administrative costs for the nine month period ended September 30, 2001 were $696,738 compared with $1,147,415 for the same period in 2000. This is a reduction of 39.3% for the nine month period in 2001. This decrease is primarily due to realizing efficiencies from completing the consolidation of the Maglio acquisition, notably during the second quarter of 2001.

     Operating income for the nine months ended September 30, 2001 was $115,995 compared with a loss of $134,768 for the same period in 2000. Net income for the nine months ended September 30, 2001 was $88,946, compared with a loss of $95,390 for the same period ended June 30, 2000. As a result, the Company realized net income per share of $0.01 compared to a loss of $0.01 for the same period in 2000.

     Net cash provided by operating activities for the nine months ended September 30, 2001 was $32,006, compared to net cash used in operations of $8,916 for the nine month period ended September 30, 2000. Net cash used in investing activities for the period ended September 30, 2001 was $97,024 down from $231,004 for the period ended September 30,2000.

     For the nine months ended September 30, 2001, the Company had a net decrease in cash of $81,836. For the nine months ended September 30,2000, the net decrease in cash was $217,186. As a result, there was a decrease in current liabilities. Ending cash for these periods was $152,518 and $81,145, respectively.

                                     PART II

                                OTHER INFORMATION



Item 1. Legal Proceedings.

           Not applicable.


Item 2. Changes in Securities.

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

10.6 Lease Agreement, dated August 28, 1998, between Maglio, Inc. and CB Sanlando Center, Inc. (4)

16.1      Letter on Change in Certifying Accountant (5)

16.2      Letter on Change in Certifying Accountant (6)

21.1      List of Subsidiaries (4)

----------------------------
(1) Filed as an exhibit to the Registrant's Current Report on Form 8-K, dated October 13, 1999, filed with the Securities and Exchange Commission on October 28, 1999, and is incorporated by reference herein.

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



                                        Accufacts Pre-Employment Screening, Inc.



                                        By: /S/______________________
                                        Philip Luizzo, Chairman,
                                        Chief Executive Officer, and
                                        President


Date:  November 13, 2001