Form 10KSB
period 2001-12-31
ACCUFACTS PRE EMPLOYMENT SCREENING INC
filed 2002-04-01
CIK 1085545

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                   FORM 10-KSB

(Mark One)

 X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
---   1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001


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

Yes [X]    No [_]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X__

     Revenues for the Company's fiscal year ended December 31, 2001 were $4,169,138.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average closing bid asked quotations for the common stock on March 22, 2002, as reported on the OTC Bulletin Board was approximately $1,060,395.

      As of March 22, 2001, the registrant had 6,627,471 shares outstanding.


Transitional Small Business Disclosure (check one): Yes ___   No _X_






                           FORWARD LOOKING STATEMENTS
                           --------------------------


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

                                     PART I


ITEM 1. DESCRIPTION OF  BUSINESS

GENERAL

     Accufacts Pre-Employment Screening, Inc. was incorporated in the State of New York on October 6, 1996. On August 31, 1998, the Company effected merger into Southern Cargo Company, Inc., (Southern Cargo) a public shell incorporated in the State of Florida in 1993. Simultaneously with the merger, Southern Cargo changed the name of the company to Accufacts Pre-Employment Screening, Inc. (Accufacts), and shortly thereafter reincorporated under the same name in the State of Delaware.

     On October 13, 1999, Accufacts acquired all of the operating assets of Maglio, Inc., ("Maglio"), a Florida corporation engaged in providing pre-employment screening services. The acquisition was accomplished by merging Maglio into a new entity, Maglio-Accufacts Pre-Employment Screening, Inc. (Maglio-Accufacts), a Delaware corporation and a wholly-owned subsidiary of Accufacts.

     As used in this Form 10-KSB, the names "Accufacts Pre-Employment Screening, Inc.," "Accufacts" and the "Company" all refer to the existing Delaware corporation, its predecessor business entities and the Maglio-Accufacts subsidiary. The term "business" refers to the business of the Company, its predecessors, and subsidiaries.


BUSINESS PROFILE

     Accufacts is primarily engaged in researching and providing decision support information to our clients, generally Human Resources (HR) departments of corporations. These services typically include pre-employment background checks and screenings of new hire candidates and/or employees. The background information products and services currently provided by Accufacts include:


            o    Criminal history checks
            o    Credit reports
            o    Social Security number verifications
            o    Driving record histories
            o    Previous employer verifications
            o    Education verifications
            o    Professional reference verifications
            o    Professional license verifications
            o    Federal criminal/civil searches
            o    Drug Testing
            o    Exit Interviews.


     Accufacts believes that employers increasingly are realizing the benefits of conducting thorough background checks of candidate employees not only because of the desire to help assure a better quality employee, but also to mitigate the risks of potential negligent hiring lawsuits. Additionally, many companies and organizations are discovering that their increasing security concerns may be addressed by conducting background checks and screenings.

      Accufacts has approximately 850 clients located throughout the United States. During each of the last two fiscal years, sales of the Company's products and services were made in all 50 states. During 2001, Accufacts made initial forays into performing international research efforts. Our business strategy includes accelerating market presence throughout the United States, especially involving mid to large market opportunities. The Company also expects to develop selected international markets in conjunction with current client requirements. Specific plans are being developed. Accufacts also intends to enhance existing products, develop new ones, and pursue acquisitions of other companies, assets and/or product lines that either complement or expand existing business.

MARKETS

     Accufacts markets its pre-employment/decision support products and services to corporations and organizations throughout the United States. Many small firms are first-time users of these services. However, most mid-size and especially larger companies have a history of contracting for Accufacts' products and services. Accufacts believes that it has strong differentiators.

     In general, certain types of business and industry sectors lend themselves strongly to utilizing pre-employment screenings and other related services. Overall, these sectors may include:

            o    High technology

            o    Health care

            o    Retail

            o    Manufacturing

            o    Services

            o    Information technology

            o    Food/hospitality

            o    Government, both federal and state organizations.




PRODUCTS AND SERVICES

     Accufacts' products and services are designed to verify job applicant background information and provide research results to facilitate the HR decision processes. The Company sees itself as a partner with the client in optimizing decisions. Our clients may request and receive records by telephone, mail, and facsimile or through our Web site. Clients may also receive results via our proprietary decision support software or a modem-equipped personal computer/terminal to access our on-line order-placing network. This network is available 24 hours a day, seven days a week. We license our software to our clients free of charge.

     The prices charged to customers for reports prepared by Accufacts vary in price from a few dollars to over $75.00 depending upon the type(s) and location(s) of the research requested by the client. The resulting reports may be viewed on-line or printed. The reports also remain in our host computer system for two (2) years and are available to the client at no additional cost during that period.

     Our in-house computer host system consists of automated, networked PCs running Window NT, using SQL data bases which automatically read orders out to our agents and/or to third party databases for automatic processing. In addition, Accufacts operates its Internet-based consumer order entry system with the same automatic computer system, thereby reducing turnaround time and operating costs.

     Accufacts' network agent system currently consists of individuals and small companies located throughout the United States. The agents are engaged as independent contractors, who are paid a fee on a per document, per day, or monthly basis. The number of agents in each state or locality depends on the size, population density, number of counties, and the respective organization/structure of the court files and documentation systems.


     Accufacts currently offers an extensive range of products and services. Among those most commonly requested by clients are:


           o Criminal History Checks - Searches in selected geographical areas for the presence of a criminal record. This background information is available statewide from 32 states or from all 3,300 counties in the United States on a county-by-county basis. The remaining 18 states do not have an accessible statewide depository for this type of information. This information is retrieved through our network agent system, computer access directly into the states and certain counties or, in some instances, by facsimile, mail and telephone.

           o Motor Vehicle Reports - Confirms driving records. This background information is retrieved by Accufacts through a non-affiliated third party and is available from all 50 states, the District of Columbia, and Puerto Rico. The same information can be obtained directly by Accufacts from the source or from other non-affiliated third parties. These reports and the credit reports discussed below are the only two products for which we serve as a broker.

           o Credit Information - This background information is a special form of a common "credit report" designed for employment purposes only. We serve as a broker for this information for all three of the major credit bureaus (Equifax, TRW and TransUnion) and retrieve the information from these credit bureaus through proprietary software that we developed and own. Our clients may order reports from any combination of the three credit bureaus.

           o Social Security Number Verifications - This report will verify the issue date and name associated with the reported number. It will also indicate if the number has been reported deceased or not issued as of a certain date. The report may also reveal other names, including, "also-known-as" or maiden names, and/or addresses previously or currently used by the applicant.

           o Employment Verifications - Pursuant to the client's requirements, this report can include a complete verification of all previous employers, or a review of the most recent two or three positions held.

           o Education Verifications - This report contains the applicant's academic history including: name of institution, dates of attendance, major course of study and the type of degree(s) received by the individual.

           o Professional License Verifications - Professional licenses in most states may be verified to include physicians, registered nurses, dentists, chiropractors, physical therapists, attorneys, certified public accountants, et al.

           o Professional/Personal Reference Verifications - This report is based on an interview of a co-worker or personal reference as provided by the applicant. The co-worker or personal reference is questioned as to the length and nature of their relationship with the applicant and the applicant's skills and work ethic.

           o Federal Searches - This search consists of a check for criminal and civil filings in a federal district identified by the client, or the district of residence as identified by us. This search will reveal criminal and civil information that has not been purged, sealed or expunged by the court and generally involves a two to four-year time frame from the date of the offense.




ACCELERATED MARKET PRESENCE


     Accufacts intends to continue the acceleration of its market presence throughout the United States and consider international markets. New marketing initiatives were approved by management for implementation in 2002 which are expected to significantly bolster our market presence and market awareness in capturing new business. In general, the Company is realigning specific program development strategies focusing on discrete market sectors. Proprietary research techniques are being implemented to facilitate the timely qualifying of opportunities and our proposal processes. Additionally, Accufacts plans to further expand and refine other marketing techniques. These will include:


      o    Strategic teaming initiatives

      o    Improved development of lead prospects and telephone responses

      o    Potential use of independent resellers

      o    Use of public relations projects and promotions

      o    Participation in trade shows and seminars

      o    Advertising in trade publications

      o Improving our Web site and incorporating additional features on the Internet

      o Mailing of news releases to existing customers, prospective customers, and investors.

ACQUISITIONS OF OTHER COMPANIES AND/OR PRODUCT LINES

     Accufacts may pursue the acquisition of other companies, assets and/or product lines that either complement or expand our business. Target companies may include regional or state background checking companies or companies with complementary products, including but not limited to drug testing, skills testing, HR consulting or safety and security products. We may use cash, stock, or a combination of stock and cash to effect any such acquisitions. We have had, and will continue to have, discussions from time-to-time with potential acquisition candidates.

     Other than our acquisition of Maglio, Inc. in October 1999, we have not consummated any acquisitions nor is any acquisition currently considered probable as of the date of this Form 10-KSB.



LONG-TERM CLIENT RELATIONSHIPS

     Accufacts is fully committed to providing quality products and services to our clients and maintaining strong client service relationships. Management believes that the emphasis on building long-term relationships with our customers has played a significant role in our success. Indeed, follow-on orders are essential to our business base and growth. Management further believes that these relationships are important not only to generate additional sales from existing clients, but also for referrals. A large percentage of our sales have been generated by referrals from clients. We intend to continue to send Company information to existing clients as well as monitor larger clients on a daily basis, and contact clients on a regular basis for user feedback and quality assurance.


QUALITY CUSTOMER SERVICE AND SUPPORT

     In order to offer customers quality service and support, Accufacts has developed and will continue to enhance a client service and support program including:


      o The availability of a customer service representative twelve hours a day, Monday through Friday

      o In-house training of all customer service representatives on Accufacts' products

      o    System quality control checks for Accufacts' products

      o    Minimum acceptable performance guidelines for employees.



MARKETING

     Accufacts centers all marketing efforts in its Program Development department. Proprietary research tools and software are the cornerstone of marketing activities. The Company has an extensive marketing training program that was established in 2001. Specific target research techniques are addressed as well as specific target qualification actions, industry/competition understanding, and proposal development skills. Additional Program Development/marketing activities include: direct marketing activities, exhibitions at trade shows, Internet vehicles, strategic public relations activities, market research results, and in-house telemarketing. The Company currently has four (4) employees involved in marketing activities, one of whom is the Vice President of Program Development.


CLIENTS

     Accufacts currently has approximately 850 clients located throughout the United States. During each of the fiscal years ended December 31, 2001, 2000, and 1999 revenues were generated in all 50 states. No single client of the Company accounted for more than 9.9% of total revenues during the fiscal years ended December 31, 2001, 2000, or 1999.

     The Company believes that it has very good relations with its clients. We frequently customize reports or other elements of our services to accommodate client needs. This places Accufacts in a unique position to maintain these clients in a long-term relationship.

GOVERNMENT REGULATION

     Accufacts is a "consumer reporting agency" and is therefore subject to the provisions of the Fair Credit Reporitng Act (FCRA), and is regulated by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act. Under the provisions of the FCRA, a consumer reporting agency may furnish a "consumer report" to a customer (other than a consumer or in response to a court order) only if such agency has reason to believe that the customer intends to use the information for a permissible purpose. Permissible purposes include use in connection with a credit transaction involving the consumer on whom the information is to be furnished or the review or collection of an account of the consumer or the legitimate need by the consumer for the information in connection with a business transaction concerning the consumer. The background checking reports of Accufacts are consumer reports for purposes of the FCRA. In addition, certain of Accufacts' consumer reports are "investigative consumer reports" within the meaning of that term under the FCRA. The FCRA also prohibits disclosure of obsolete information concerning a consumer. Obsolete information generally means information that is more than seven years old.

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


      o Providing clients with a notification of their responsibilities under the FCRA

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

     State laws also impact the Company's business. There are a number of states that have laws similar to the FCRA, and some states which have human rights laws more strict than the FCRA. A large number of states also regulate the type of information which can be made available to the public and/or impose conditions to the release of the information. For example, some state laws prohibit access to certain types of information, such as workers' compensation histories or criminal histories, while others restrict access without a signed release from the subject of the report. In addition, many privacy and consumer advocates and federal regulators have become increasingly concerned with the use of personal information, particularly credit reports. Attempts have been made and will continue to be made by these groups to adopt new or additional federal and state legislation to regulate the use of personal information. Federal and/or state laws relating to consumer reporting agencies and/or access and use of personal information amended or enacted in the future could adversely impact Accufacts' operations.


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

     In February 2001, Accufacts renewed its Errors and Omissions insurance policy for our officers, directors and employees in the amount of $5.0 million. Management expects to maintain such insurance.


COMPETITION

     The pre-employment screening/background check industry is highly fragmented and highly competitive. We face both direct and indirect competition for our products and services. Additionally, many companies choose to perform such candidate background checking using in-house personnel.

     In terms of direct competition to the Company, there are a large number of companies engaged in the sale of one or more of the background checking products that we sell. We believe that this number will increase. A significant number of these competitors are small companies operating on a local or regional basis. Additionally, some large companies are operating on a national scale. To our knowledge, the background checking portion of our larger direct competitors' business is currently only a portion of their overall operations. Unlike many of our direct competitors, Accufacts serves as an intermediary for only two of its products -- credit reports and motor vehicle driving records -- and obtains the data for the remainder of its products directly from the source. We believe that this assists in establishing better response times, maintaining higher degrees of quality, and developing competitive pricing advantages. We also believe that we have a competitive advantage over many of our competitors because of the wide variety of products that we offer to customers, and because of our newly developed order entry and report retrieval system. Many of our competitors, however, have substantially greater financial and personnel resources than Accufacts. In addition, it is possible that one or more of our larger direct competitors could expand their background checking product line in the future

     Indirect competition is another aspect of our industry. We face indirect competition from a number of companies engaged in, among other things, drug, aptitude and attitude testing, handwriting analysis and on-the-job trial employment (employee leasing). These procedures, though often used in conjunction with background checking, compete with Accufacts' products and services. Most of these competitors operate on a national scale and have substantially greater financial and personnel resources than Accufacts. In addition, it is possible that one or more of these competitors could expand their product lines in the future to include background checking products and services.


EMPLOYEES

     Accufacts has a total of 24 full-time employees, four (4) of whom are involved in marketing, one (1) in finance, 13 in data research, one (1) in programming, two (2) in customer service and three (3) in management. None of our employees are represented by labor unions or are subject to collective bargaining arrangements. Accufacts considers its relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

     Accufacts maintains its corporate headquarters office at a 3,000 square foot facility located at 6 Greene Street, New York, NY 10013 pursuant to a lease agreement, dated April 1, 1997, with 6 Greene Street Associates, LLC. The lease, as amended, is for five years, expiring May 2003. The rent is $2,500 per month, or $30,000 per year, including heat, and excluding electrical utilities.

     Maglio-Accufacts, the wholly-owned subsidiary of Accufacts, and successor to Maglio, Inc., maintains a 2,960 square foot office located at 2180 West State Road 434, Suite 4150, Longwood, Florida 32779 pursuant to a lease agreement, dated May 28, 1998, as amended, between Maglio, Inc. and CB Sanlando Center, Inc, and assigned to Maglio-Accufacts. The term of the lease agreement is for five years, expiring July 31, 2003, and the monthly rent is $4,687 for the period from August 1, 2001 to July 31, 2002 and $4,872 for the period from August 1, 2002 to July 31, 2003.

     Management considers our present office space to be adequate for our foreseeable needs.




ITEM 3. LEGAL PROCEEDINGS

     The Company may be a party to various legal actions, proceedings and pending claims arising in the normal course of its business. Management does not expect the outcome of any such claims or suits to have a material adverse effect on the Company's financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.







                                     PART II



ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In August 1998, Southern Cargo acquired all of the assets and assumed all of the liabilities of our Company and changed its name to Accufacts Pre-Employment Screening, Inc. and its state of incorporation from Florida to Delaware. On September 9, 1998, the Company's common stock, par value $.01 per share, commenced being quoted on the OTC Bulletin Board ( "OTCBB,") under the symbol "APES." The following table sets forth the high and low bid prices for the Company's Common Stock for the last two completed fiscal years on a quarterly basis. The quotations represent bids between dealers and do not include retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.

----------------------------------------------------------------------
                                    LOW BID PRICE*    HIGH BID PRICE*
----------------------------------------------------------------------
Fiscal 2001
----------------------------------------------------------------------

1st Quarter                        $   .1100             $    .4100

2nd Quarter                            .1700                  .3600

3rd Quarter                            .1700                  .2500

4th Quarter                            .1700                  .4000

----------------------------------------------------------------------


Fiscal 2000:

1st Quarter                        $  1.375             $  2.5625

2nd Quarter                           .5000                2.0000

3rd Quarter                           .4375                 .9063

4th Quarter                           .0650                 .5625

-------------------------------------------
*Source:  Historical prices  from Yahoo! Finance




     The Company believes that as of March 22 ,2002, there were approximately 850 holders of record of 6,627,471 shares of Common Stock, including holders that maintain their ownership in "Street-Name."



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

     Fundamentally, the Accufacts' business approach is to provide a variety of background reports to a client regarding an employee candidate. These may include such items as as: criminal background check, social security number verification, employment verification, professional license verification, education verification, credit report, driving record, and other reports. We believe that obtaining background checks is a proven, prudent part of a client's hiring process. Falsification of application information is not uncommon, and courts have held employers liable for harm caused by employees, especially when there is a pattern of behavior. Furthermore, statistics indicate that pre-employment screenings increase employee integrity and decrease turnover, which improves business performance.

     The market for background checks/pre-employment screenings is highly competitive. Most competitors are small local firms, but a few large national companies exist in the market. Accufacts competes on both levels. Overall, we have successfully developed proprietary software tools incorporating the latest information technologies. This enables our clients to submit orders and track the status of the search at any time. We customize reports upon request. We have an automated client service program that is available on-line, 24 hours a day, every day. This ensures the fastest response possible.

     Our acquisition of Maglio, Inc. was a major step for the Company. It increased our client base and provided additional resources that we believe will expand our position in the market. During 2001, we completed integration of operations without any disruption in client service. Furthermore, during this integration, the Company enhanced its client support technology and is developing new product areas to offer in 2002.

     Management believes that following the full integration of the Maglio acquisition our focus will be on continuing to refine operations, increasing revenues through aggressive marketing initiatives, and generating a stream of positive earnings. We believe that we are poised to leverage our competitive advantages and generate profitable growth.

     The results of operations for fiscal year ended December 31, 2001 included revenues of $4,169,138. This is a decrease of less than one percent (1%) from the results of the period ended December 31, 2000. In general, this decrease in revenues was primarily due to a weak fourth quarter stemming from the spillover effects of the terrorist attacks of September 11, 2001. Additionally, the revenues reflect increases in new accounts coupled with the termination of several accounts that were unprofitable. The Company anticipates these factors to affect first quarter results as well.

     Although revenues were essentially flat for 2001, the Company's cost of sales rose 3.6%, from $ 3,100,132 in 2000 to $3,212,519 in 2001. The primary reason for this increase was a higher level of outside costs required to complete orders, as a percentage of revenues. These generally include mandated fees at courthouses for criminal searches and related other direct costs. The Company expects to reduce the impact of these costs (as a percentage of revenues) during 2002. Additionally, management plans to initiate certain efficiencies during 2002 that should have an added impact of maintaining or reducing the ratio of cost of sales to revenues.

     General and administrative expenses decreased in 2001 by 36.7%. The actual monetary change was a decrease from $ 1,446,432 in 2000 to $ 915,346 in 2001. Much of this reduction is attributable to completing consolidation of the Maglio acquisition and eliminating redundant expenses. Additionally, the Company initiated new financial management techniques late in 2001 that contributed to the reduction. The Company does not anticipate general & administrative expenses dropping further, as a percentage of revenues, given plans for new marketing efforts and expanded new business development

     Accufacts realized net income of $ 30,776 in 2001, as opposed to a net loss of $ 367,346 in 2000.

     The average days outstanding of receivables was 55 days for the fiscal year ended December 31, 2001, as compared to 64 days for the fiscal year ended December 31, 2000, representing a decrease in the average time to collect accounts receivable. The Company regularly reviews its accounts receivable aging and has initiated specific policies and procedures to assist in timely collections.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financing activities for the year ended December 31, 2001 included borrowing from a bank, stockholder loans, and net borrowings under capital lease obligations of $68,331. The Company's financing activities resulted in net cash provided by financing activities of $109,506 for the year ended December 31, 2001. The Company believes it will be able to fund its short-term cash needs through funds from operations and, if required, additional capital raising efforts.

     The Company intends to increase its business through the use of operating profits and borrowings and additional capital raising. The Company believes that its anticipated cash flow operations as well as availability of funds from existing bank facilities and will provide the liquidity to meet its current foreseeable cash needs for at least a year.

     At December 31, 2001, the Company had total assets $1,320,298, compared with $1,591,199 at December 31, 2000, representing an decrease of $270,901, or 17%. At December 31, 2001, the Company had total liabilities of $599,002, as compared to $900,679 at December 31, 2000, representing a decrease in liabilities of $301,677, or 34%.

      Net cash required by operations in fiscal year 2001 was $186,697 compared with $287,493 provided by operations in 2000. The result was a decrease in ending year cash from $234,354 in 2000 to $40,629 at the end of 2001.

     The Company has a $75,000 line of credit with a bank through June 30, 2001. As of December 31, 2001, the Company had $68,331 outstanding on the line. The line bears interest at prime rate plus two (2) percent and is secured by substantially all of the assets of the Company and is personally guaranteed by a stockholder of the firm.

     The Company also has a $25,000 business checking/overdraft line of credit with a bank. As of December 31, 2001, the Company had $19,069 outstanding against the line. It bears interest at prime rate plus six (6) percent and is secured by substantially all of the assets of the Company.






ITEM 7. FINANCIAL STATEMENTS.

           Consolidated Financial Statements are found immediately following the signature page of this Form on pages F-1 through F-15.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     On December 8, 2000, the Company, by resolution of its Board of Directors, resolved to change auditing firms and dismissed Marcum & Kliegman and retained Meeks, Dorman and Company P.A., which subsequently was merged with Cuthill & Eddy LLP.

     The report of Marcum & Kliegman on the Company's financial statements for fiscal years 1999 and 1998 did not contain adverse or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with the Company's former accounting firm in any matter of accounting principles, practices, financial statement disclosures, or auditing scope or procedures in connection with audits by the Company's former accounting firm for fiscal years 1999 and 1998, and in any subsequent interim period preceding such change of accounting firms.





                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

           The directors and executive officers of Accufacts and Maglio-Accufacts are as follows:



                                                          DIRECTOR OF                           DIRECTOR OF
                             POSITION WITH                ACCUFACTS         POSITION WITH       MAGLIO-ACCUFACTS
NAME                  AGE    ACCUFACTS                      SINCE          MAGLIO-ACCUFACTS     SINCE
----                  ---    ---------                   ------------      ----------------     ------

Philip Luizzo          36    Chief Executive Officer,        1998          President and             1999
                             President and Chairman                        Director
                             Of the Board
John C. Svedese        41    Vice President and              1998          Vice President and        1999
                             Director                                      Director

Richard J. Maglio      55    Director                        2001          Vice President of         1999
                                                                           Operations and
                                                                           Director
Anthony J. Luizzo      60    Corporate Secretary and         1998          Corporate Secretary       1999
                             Director                                      and Director

James E. Patterson     50    Director                        2001          Director                  2001



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

    Richard J. Maglio, the Vice President of Operations and a Director of Maglio-Accufacts since October 1999, served as the President of Maglio, Inc., a business engaged in providing employment background screening services to client companies throughout the United States, since its inception in 1986 until it was merged into Maglio-Accufacts in October 1999. Previously, Mr. Maglio served as Vice President, Human Resources, for a major division of General Mills. He has served on numerous HR industry boards and is a member of the Board of Directors for the Central Chapter of the Society for Human Resources Management. Mr. Maglio earned an undergraduate degree in Human Resources Management from the University of Wisconsin-Oshkosh in 1968.

     Anthony J. Luizzo, CFE, CST, DABFE, the Corporate Secretary and a Director of Accufacts and Maglio-Accufacts, has been an owner and principal employee of L.C. Consulting Group, Inc. for more than five years. Mr. Luizzo has over 35 years of law enforcement and security management experience as a former detective with the New York City Police Department and as a senior security administrator with the New York City Mayor's Office of Economic Development and Business Services and the NYC Health & Hospitals Corporation. Anthony Luizzo earned a graduate degree in criminology and undergraduate degree in security management from Pacific Western University and held adjunct faculty positions at John Jay College of Criminal Justice Studies and New York University. Mr. Luizzo is presently an adjunct faculty member at Long Island University. Mr. Luizzo is a certified fraud examiner, certified security trainer, certified police instructor, and a board certified forensic examiner. He has written over 25 articles addressing aspects of security and loss prevention management for a wide variety of magazines and professional trade journals including The CPA Journal, Security Management Magazine, The Journal of Health Care Protection Management, and The White Paper. He is the author of "Play it Safe," a retail fraud prevention brochure, and coauthor of Fraud Auditing: A Complete Guide, a workbook for accountants and auditors on conducting fraud audits and investigations published by the Foundation for Accounting Education. Mr. Luizzo has lectured on security management issues to corporations, municipal agencies and professional organizations nationwide. He has conducted over 5,000 security surveys for corporations, hospitals, commercial, institutional and residential complexes, and often testifies as a security expert in litigation involving deficient security. Mr. Luizzo is the President of the New York Chapter of Certified Fraud Examiners. He serves or has served on the Board of Directors of The Associated Licensed Detectives of New York State, The Society of Professional Investigators, and The Academy of Security Educators and Trainers. Anthony Luizzo is the father of Philip Luizzo, the President, Chief Executive Officer and Chairman of the Board of Directors of Accufacts and the President and a Director of Maglio-Accufacts.

     James E. Patterson, Director of Accufacts and Maglio-Accufacts since 2001. Mr. Patterson has over 25 years of experience as a management consultant. He is President and CEO of Vector Gp., an international consulting firm since 1997. He has served as a Director of Applied Management Corporation and is Chairman of the Board of the Theater at Holy Cross, a non-profit New York City theater organization specializing on new artists. He holds B.S and M.S. degrees in Economics and has earned Ph.D. credits in Economics.

     All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

     Under securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in their ownership to the

Securities and Exchange Commissions ("SEC"). Specific due dates have been established by the SEC, and the company is required to disclose any failure to file by those dates. Based upon (i) the copies of Section 16 (a) reports that the Company received from such persons for 2001 fiscal year transactions, and
(ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed for them for fiscal year 2001, the Company believes that there has been compliance with all Section 16
(a) filing requirements applicable to such officers, directors, and ten-percent beneficial owners for such fiscal year.


ITEM 10. EXECUTIVE COMPENSATION.

           The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to the Chief Executive Officer and to the four most highly compensated executive officers other than the Chief Executive Officer whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 2001 (collectively, the "Named Executive Officers") for services during the fiscal years ended December 31, 2001, 2000, and 1999:




                           SUMMARY COMPENSATION TABLE


                               ANNUAL COMPENSATION
                               -------------------

                                                                                   OTHER ANNUAL
                                     FISCAL                                        COMPENSATION
NAME AND PRINCIPAL POSITION           YEAR         SALARY($)         BONUS($)         ($)(1)
---------------------------           ----         ---------         --------         ------
Philip Luizzo, President              2001          $150,000         $   0           $    0
            and                       2000          $150,000         $   0           $    0
Chief Executive Officer               1999          $150,000         $   0           $ 8,400

---------
(1)        Includes a monthly car allowance of $700 per month.

Currently, the Directors of the Company are not compensated for serving on the Board of Directors.

     On October 11, 1999, the Company entered into an employment agreement with Richard J. Maglio, the Vice President of Operations and a Director of Maglio-Accufacts. The term of the employment agreement is for three years, commencing October 11, 1999 until October 11, 2002, during which Mr. Maglio is to be employed as the Vice President of Operations of Maglio-Accufacts. Pursuant to the terms of the employment agreement, Mr. Maglio is to receive an annual base salary of $75,000, which shall be increased by a minimum of 4.0% for each subsequent year, and 3.0% of any profits of the Company in excess of $500,000. Mr. Maglio also received options to purchase up to 50,000 shares of Common Stock of Accufacts at a purchase price of $2.50 per share at any time commencing October 11, 2000 until October 11, 2002. During the term of the employment agreement, Mr. Maglio is entitled to be reimbursed for automobile expenses not exceeding $521 per month and for expenses incurred in connection with his employment. Mr. Maglio's compensation under the foregoing employment agreement was $75,000 for the fiscal year ended December 31, 2001.

     The shareholders of the Company, during the Annual Meeting in 2001, approved a Board resolution to implement an employee stock ownership plan. The plan became effective in January 2002.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information concerning the beneficial ownership of the Company's outstanding Common Stock as of March 22, 2002, by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) each Named Executive Officer, (iii) each of the Company's directors and (iv) all executive officers and directors as a group. Unless otherwise indicated below, all persons listed have sole voting and investment power with respect to their shares of Common Stock except to the extent that authority is shared by spouses under applicable law.



                                                   AMOUNT OF            AMOUNT OF           PERCENTAGE OF CLASS
NAME AND ADDRESS OF BENEFICIAL OWNER (1)       COMMON STOCK OWNED    OPTIONS AWARDED (2)             (3)
----------------------------------------       ------------------    -------------------    --------------------
Philip Luizzo                                         3,770,000             --                     56.9%
John C. Svedese                                               0             --                       --
Richard J. Maglio(4)                                    177,471            50,000(5)                3.4%
Anthony J. Luizzo                                             0             --                       --
James E. Patterson                                            0           140,000(6)                2.1%
All executive officers and directors
      as a group (six persons)                        3,947,471           190,000                  62.4%

---------
(1)        Unless otherwise noted, the address for each individual is in care of
           Accufacts Pre-Employment Screening, Inc., 6 Greene Street, New York, New
           York 10013.

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

(3)        Based on 6,627,471 shares of Common Stock as of March 22, 2002.

(4)        Address for reporting person is c/o Maglio-Accufacts Pre-Employment
           Screening, Inc., 2180 West State Road 434, Suite 4150, Longwood, Florida
           32779

(5) Includes 50,000 options exercisable at $2.50 a share. The options lapse October 2002

(6) Includes 140,000 options; 70,000 options are exercisable at $.35 a share and 70,000 options are exercisable at $.50 a share. The options lapse February 2003 subject to Mr. Patterson's consulting agreement with the Company.







ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


     Concerning exhibits, they are incorporated by reference to the Index of Exhibits provided at the end of this Report on Form 10-KSB. Also incorporated by reference are all exhibits filed on the Company's Registration Statement on From 10-SB.





                                   SIGNATURES
                                   ----------

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  Accufacts Pre-Employment Screening, Inc.
Date: March 29, 2002
                                  By: /S/ PHILIP LUIZZO
                                  Philip Luizzo
                                  President and
                                  Chief Executive Officer
                                  (Principal Executive Officer)


           In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           /S/ PHILIP Luizzo                            Date: March 29, 2002
           -----------
           Philip Luizzo
           President and Chief Executive Officer
           (Principal Executive Officer)

           /S/ JOHN C. SVEDESE                          Date: March 29, 2002
           -------------------
           John C. Svedese
           Vice President and Director

           /S/ JAMES E. PATTERSON                       Date: March 29, 2002
           ----------------------
           James E. Patterson
           Director

           /S/ RICHARD J. MAGLIO                        Date: March 29, 2002
           ---------------------
           Richard J. Maglio
           Director

           /S/ ANTHONY LUIZZO                           Date: March 29, 2002
           ------------------
           Anthony Luizzo
           Secretary and Director










                                INDEX OF EXHIBITS
                                -----------------


           EXHIBIT
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

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Stockholders and Board of Directors of Accufacts Pre-Employment Screening, Inc. and Subsidiary
New York, NY


We have audited the accompanying consolidated balance sheet of Accufacts Pre-Employment Screening, Inc. and Subsidiary, as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Accufacts Pre-Employment Screening, Inc. and Subsidiary as of December 31, 2000, were audited by Meeks, Dorman & Company, P.A. whose report dated March 13, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accufacts Pre-Employment Screening, Inc. and Subsidiary at December 31, 2001, and the results of their consolidated operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.




January 18, 2002
Winter Park, Florida



                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2001


                                     ASSETS

Current assets:
    Cash                                                     $    40,629
    Accounts receivable, net of allowance for
        doubtful accounts of $55,434                             675,835
                                                             -----------
            Total current assets                                 716,464
                                                             -----------

Property and equipment, net                                      462,963
                                                             -----------

Other assets:
    Security deposits                                              8,543
    Intangible assets, net                                       132,328
                                                             -----------
            Total other assets                                   140,871
                                                             -----------

            Total assets                                     $ 1,320,298
                                                             ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Lines of credit                                          $    87,400
    Current maturities of capital lease obligations               12,440
    Accounts payable                                             267,120
    Accrued expenses                                              82,281
                                                             -----------

            Total current liabilities                            449,241

Other liabilities:
    Loan payable to stockholder                                  121,280
    Capital lease obligations, less current maturities            28,481
                                                             -----------
            Total liabilities                                    599,002
                                                             -----------

Commitments                                                         --

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares
        authorized, none issued or outstanding                      --
    Common stock, $.01 par value, 50,000,000 authorized,
        6,627,471 issued and outstanding                          66,275
    Additional paid-in capital                                 1,319,821
    Accumulated deficit                                         (664,800)
                                                             -----------
            Total stockholders' equity                           721,296
                                                             -----------

            Total liabilities and stockholders' equity       $ 1,320,298
                                                             ===========




                 See accompanying notes to financial statements.



                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                      2001           2000
                                                 --------------   ------------

Revenue                                          $ 4,169,138    $ 4,209,629
Cost of sales                                      3,212,519      3,100,132
                                                 -----------    -----------

Gross profit                                         956,619      1,109,497

Operating expenses:
    General and administrative                       915,346      1,446,432
                                                 -----------    -----------

Operating income (loss)                               41,273       (336,935)

Other expense:
    Interest expense                                 (10,497)        (8,418)
    Loss on disposal of fixed asset                     --           (6,284)
    Other                                               --           (2,009)
                                                 -----------    -----------

Income (loss) before income taxes                     30,776       (353,646)

Income tax expense                                      --          (13,700)
                                                 -----------    -----------

Net income (loss)                                $    30,776       (367,346)
                                                 ===========    ===========

Net income (loss) per share, basic and diluted   $       .01    $      (.06)
                                                 ===========    ===========

Weighted average number of common
    shares outstanding, basic and diluted          6,627,471      6,627,471
                                                 ===========    ===========

















                 See accompanying notes to financial statements.


                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                    COMMON STOCK
                                -------------------    CAPITAL       ACCUM-
                                 SHARES                IN EXCESS     ULATED
                                 ISSUED   PAR VALUE    PAR VALUE     DEFICIT      TOTAL
                               ---------  ---------   -----------    ---------   ---------


Balance at December 31, 1999   6,627,471   $66,275   $1,319,821   $(328,230)   $ 1,057,866

Net loss                            --        --           --      (367,346)      (367,346)
                               ---------   -------   ----------   ---------    -----------

Balance at December 31, 2000   6,627,471    66,275    1,319,821    (695,576)       690,520

Net income                          --        --           --        30,776         30,776
                               ---------   -------   ----------   ---------    -----------

Balance at December 31, 2001   6,627,471   $66,275   $1,319,821   $(664,800)   $   721,296
                               =========   =======   ==========   =========    ===========

































                 See accompanying notes to financial statements.



                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                   2001       2000
                                                                ---------   ----------

Cash flows from operating activities:
    Net income (loss)                                          $  30,776    $(367,346)
    Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating activities:
            Depreciation and amortization                        179,513       65,413
            Loss on disposal of property                            --          6,284
            Provision for doubtful accounts                         --         50,598
            Increase (decrease) in accounts receivable             8,474      (98,447)
            Decrease in prepaid expense and other                  9,865       58,717
            (Decrease) increase in accounts payable
                 and accrued expenses                           (415,325)     570,664
            Provision for deferred income taxes                     --         (1,600)
                                                               ---------    ---------
                Net cash provided by (used in)
                    operating activities                        (186,697)     287,493
                                                               ---------    ---------

Cash flows from investing activities:
    Purchases of property and equipment                         (116,534)    (366,117)
                                                               ---------    ---------
                Net cash used in investing activities           (116,534)    (366,117)
                                                               ---------    ---------

Cash flows from financing activities:
    Repayments on capital lease obligations                       (9,130)     (10,843)
    Net borrowings on note payable, bank                          28,636       15,490
    Proceeds from stockholder loans                               90,000       10,000
                                                               ---------    ---------
                Net cash provided by financing activities        109,506       14,647
                                                               ---------    ---------

Net decrease in cash                                            (193,725)     (63,977)

Cash, beginning of year                                          234,354      298,331
                                                               ---------    ---------

Cash, end of year                                              $  40,629    $ 234,354
                                                               =========    =========

Supplemental disclosures:
    Interest paid                                              $  10,497    $   8,418
                                                               =========    =========

    Non-cash financing activities:
        Capital lease obligations                              $   4,142    $  46,992
                                                               =========    =========






                 See accompanying notes to financial statements.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


1.  Summary of significant accounting policies:

    Nature of business:
        Accufacts Pre-Employment Screening, Inc. ("Accufacts") was incorporated on October 6, 1994 in the State of New York. On August 31, 1998, Accufacts consummated a merger with a public shell, Southern Cargo Company ("Southern"), a Florida corporation. Southern simultaneously with this merger changed its name to Accufacts Pre-Employment Screening Inc. ("APES") and shortly thereafter re-incorporated in the State of Delaware.

        APES and its subsidiary act as an information service bureau and are engaged primarily in the business of verifying job applicant background information for employers using databases and a national network of agents throughout the United States.

    Principles of consolidation
        The Consolidated financial statements include the accounts of APES and its wholly owned subsidiary, Maglio-Accufacts Pre-Employment Screening, Inc., collectively referred to as the "Company". All significant accounts and transactions have been eliminated in the consolidation.

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

    Revenue recognition
        Revenues are recorded at the time of performance of service.

    Advertising cost
        Advertising costs are expensed as incurred. For the years ended December 31, 2001 and 2000, advertising expense was $9,137 and $6,003, respectively.

    Income taxes
        The Company's method of accounting for income taxes is the liability method required by FASB Statement No. 109 "Accounting for Income Taxes". Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due and deferred taxes. The Company files a consolidated federal tax return.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


1.  Summary of significant accounting policies - continued:

    Computer software:
        The Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. In accordance with SOP 98-1, payroll and payroll-related costs incurred which were directly associated with the internal-use software project were capitalized by the Company and such capitalized costs are amortized on a straight-line basis over three years.

    Net income per common share:
        The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per share," ("SFAS 128"). This pronouncement establishes standards for computing and presenting earnings per share ("EPS") for entities with common stock or potential common stock. The pronouncement requires the presentation of net income or loss per common share based on the weighted average number of shares outstanding during the periods. It also requires the presentation of diluted EPS which includes common stock equivalents arising form the exercise of stock options using the treasury stock method, provided exercise prices are less than the average market price, and when such inclusion results in further dilution. When losses have been incurred, warrants and options are not included since the effect would dilute loss per share.

    Use of estimates in the financial statements:
        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Fair Value of Financial Instruments
        The Company's financial instruments include cash, accounts receivable, accounts payable, notes payable and loans payable. Due to the short-term nature of these instruments, the fair value of these instruments approximate their recorded value. The Company has other liabilities which it believes are stated at estimated fair market value.

    Impairment of long-lived assets:
        Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


1.  Summary of significant accounting policies - continued:

    Stock-Based Compensation
         The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to continue to account for its stock based compensation plans in accordance with the provisions of APB 25.

    Recent accounting pronouncements:
        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.141, "Business Combinations" ("SFAS 141"). SFAS 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. The provisions of SFAS 141 are effective immediately, except with regard to business combinations initiated prior to June 30, 2001. The Company's adoption of SFAS 141 will not have a material impact on the Company's financial position or results of operations.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually and written down only when impaired. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142, if any, are to be reported as a cumulative affect of a change in accounting principle. There will be no goodwill amortization in post implementation years versus goodwill amortization of $7,056 in the years ended December 31, 2001 and 2000, respectively.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


1.  Summary of significant accounting policies - continued:

    Recent accounting pronouncements - continued:

        The FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time changes in the estimated future cash flows underlying the initial fair value measurement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently examining the impact of this pronouncement on the results of operations and financial position of the Company, but currently believes that there will be no impact.

        In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and also supersedes Accounting Principle Board Opinion 30, "Reporting the Effects of Disposal of a Seqment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("ABP 30"). However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently examining the impact of this pronouncement on the results of operations and financial position of the Company, but currently believes the impact will not be material.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

2.  Property and equipment:

        Property and equipment is comprised of the following at December 31, 2001:

                                                                 ESTIMATED
                                                  AMOUNT        USEFUL LIVES
                                                  ------        ------------

           Furniture and fixtures           $        71,646        7 years
           Computer equipment                       147,153        5 years
           Telephone equipment                       25,292        5 years
           Other office equipment                    60,946        5 years
           Computer software                        488,656        3 years
                                            ---------------
                                                    793,693
           Less: accumulated depreciation          (330,730)
                                            ---------------
           Property and equipment, net      $       462,963
                                            ===============

        Depreciation expense for the years ended December 31, 2001 and 2000 amounted to $166,886 and $52,736, respectively.

3.  Intangible assets:

        Intangible assets at December 31, 2001 consists of the following:

                                                                ESTIMATED
                                                   AMOUNT      USEFUL LIVES
                                                   ------      ------------

            Goodwill                          $       141,125   20 years
            Customer lists                             19,000    5 years
            Non-competition covenant                    5,313    3 years
                                              ---------------
                                                      165,438
            Less: accumulated amortization            (33,110)
                                              ---------------

            Intangible assets, net            $       132,328
                                              ===============


        Amortization expense for the years ended December 31, 2001 and 2000 amounted to $12,627 and $12,677, respectively.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


4.  Lines of credit:

        The Company has a $75,000 line of credit with a bank and is due on demand. The line bears interest at prime plus 2% (6.75% at December 31, 2001), is secured by substantially all of the assets of the Company and is personally guaranteed by a stockholder of the Company. The Company had $68,331 outstanding on the line of credit at December 31, 2001.

        The Company also has a $25,000 business checking line of credit with a bank and is due on demand. The credit line bears interest at prime plus 6% (10.75% at December 31, 2001) and is secured by substantially all of the assets of the Company. The Company had $19,069 outstanding at December 31, 2001.

5.  Loan payable to stockholder:

        Loan payable to stockholder represents advances made by a stockholder of the Company through the normal course of business. The Company had $121,280 outstanding at December 31, 2001. The stockholder put a formal note in place at December 31, 2001 calling for repayment of the loan by December 31, 2003 with interest at 9%.

6.  Income taxes:

        The Company prepares its income tax returns on the cash basis of accounting and its financial statements on the accrual basis of accounting which results in temporary tax timing differences.

        The income tax expense (benefit) for the years ended December 31, 2001 and 2000 consists of the following:

                                              2001                 2000
                                         ---------------      ---------------

                     Current             $             -      $        12,100
                     Deferred                          -                1,600
                                         ---------------      ---------------

                                         $             -      $        13,700
                                         ===============      ===============

        The components of the net deferred tax asset at December 31, 2001 consist of the following:

          Cash basis accounting adjustment                $  (129,000)
          Tax basis depreciation and amortization             (14,000)
          Net operating loss carryforward                     281,000
                                                          ---------------
                                                              138,000
          Less: valuation allowance                          (138,000)
                                                          ---------------

          Net deferred tax asset                          $         -
                                                          ===============

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


6.  Income taxes - continued:

        The net change in the valuation allowance was approximately $7,000 relating to net operating losses from 2001 offset by cash basis accounting adjustments.

        The following is a reconciliation of income tax computed at the Federal Statutory rate to the provisions for taxes:


                                                       2001           2000
                                                   ------------  ------------
           Income tax (benefit) computed at
               federal statutory rate              $      7,000  $   (120,000)
           State income tax, net of federal
               tax benefit                                1,000       (18,000)
           NOL utilization                                    -       (56,000)
           NOL carryover                                166,000             -
           Conversion from accrual to cash
               method for taxes                        (162,000)      205,000
           Permanent differences                          1,000         5,000
           Tax basis depreciation and amortization      (13,000)            -
           Other                                              -        (2,000)
                                                   ------------  ------------

                                                   $          -  $     14,000
                                                   ============  ============

        At December 31, 2001, based upon tax returns filed and to be filed, the Company has net operating loss carryforwards for federal tax purposes of approximately $720,000 which will expire in the year 2019.

7.  Commitments:

    Capital lease obligations:
        The Company obtained equipment under three capital leases expiring through the year 2005. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair values of the assets. The assets are included in property and equipment and are being depreciated over their estimated useful lives.

        Property included under capital leases at December 31, 2001 is as follows:

                     Computer equipment                    $            29,457
                     Telephone equipment                                21,677
                                                           -------------------
                                                                        51,134
                     Less accumulated depreciation                     (16,188)
                                                           -------------------

                                                           $            34,946
                                                           ===================

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

7.  Commitments - continued:

        Future minimum lease payments under capital leases as of December 31, 2001 are as follows:
                        PRINCIPAL             INTEREST             TOTAL
                     --------------       --------------     --------------

            2002     $       12,440       $        7,324     $       19,764
            2003             13,043                4,054             17,097
            2004             12,168                1,853             14,022
            2005              3,270                  194              3,464
                     --------------       --------------     --------------

                     $       40,921       $       13,425     $       54,347
                     ==============       ==============     ==============

        Interest rates on the capitalized leases range from 9.0% to 23.4%, respectively, and interest is imputed based on the lessor's implicit rate of return. Monthly payments range from $499 to $693 per month.

    Operating lease agreements:
        The Company is obligated under noncancelable operating leases for office space, office equipment, and vehicles expiring through September 2004. Rent expense for the years ended December 31, 2001 and 2000 was $111,246 and $97,286, respectively.

        Future minimum rental payments under the above noncancelable operating leases as of December 31, 2001 are as follows:

                   2002                 $           109,338
                   2003                              54,934
                   2004                               2,070
                                        -------------------

                                        $           166,342
                                        ===================

    Employment agreements:
        On September 1, 1998, the Company entered into two five-year employment agreements with two officers whereby the Company will pay a total salary of approximately $200,000 per annum plus a bonus to the senior officer based on 10% of any profits in excess of earnings, interest taxes and depreciation of $500,000. At December 31, 2001, total future minimum commitments under these two agreements are $333,000.

        On October 11, 1999, the company entered into a three-year employment agreement with an executive whereby the Company will pay a total salary of $75,000 per annum plus stock options and bonus based on 2% of any profits in excess of earnings before interest, taxes and amortization of $500,000. At December 31, 2001, total future minimum commitments under this agreement are $56,250.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

7.  Commitments - continued:

    Consulting agreement:
        The Company has a one-year management consulting agreement in place calling for the payment of $3,800 per month expiring in July 2002. The agreement also provides that the consultant is eligible for a bonus at the end of 2001 and again at the mid-point of 2002 provided that the Company has at least $220,000 in operating income at the end of 2001, and a minimum of $240,000 in operating income for the first half of 2002. The bonus is determined at the Company's sole discretion and was not met in 2001. The Company has also granted stock options to purchase 140,000 shares of common stock at an exercise price of $.35 per share, and another 140,000 shares of common stock at $.50 per share. All options will be granted and are vested on a quarterly basis over the duration of the agreement, and the options expire in February 2003. Either party may terminate the agreement during the term with a 30 day written notice.

8.  Stock options:

        The Company has 50,000 common stock options outstanding with an executive at an exercise price of $2.50 per share, expiring in October 2002. All options were vested at December 31, 2001.

9.  Subsequent events:

        As of January 1, 2002, the Company implemented an Employee Stock Purchase Plan intended to encourage eligible employees of the Company to acquire or increase their ownership of common stock in the Company. The Plan is available to substantially all employees, calling for the employee to designate a portion of his compensation to be withheld for the quarterly purchase of common stock granted during the purchase period. Funds are held and options outstanding at the end of a quarter are automatically exercised at an exercise price equal to the lesser of eighty-five percent (85%) of the fair market value of the shares at (i) the beginning of a quarter or (ii) the end of the quarter.