Form 10QSB
period 2002-03-31
ACCUFACTS PRE EMPLOYMENT SCREENING INC
filed 2002-05-20
CIK 1085545

ACCUFACTS PRE EMPLOYMENT SCREENING INC



                        FILING TYPE:  10QSB
                        DESCRIPTION:  QUARTERLY REPORT
                        FILING DATE:  MAY 20, 2002
                        PERIOD END:  MAR 31, 2002


                        PRIMARY EXCHANGE:  OVER THE COUNTER BULLETIN BOARD
                        TICKER:  APES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended March 31, 2002.

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

           TITLE OF EACH CLASS            SHARES OUTSTANDING AS OF MAY 10,2002

      Common Stock, par                        6,627,471
      Value $.01 per share


Transitional Small Business Disclosure Format (check one):

Yes___     No_X_

                     ACCUFACTS PRE-EMPLOYMENT SCREENING, INC

                                      INDEX



PART I     FINANCIAL INFORMATION                                            PAGE

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheet as of March 31, 2002             1
         Consolidated Condensed Statements of Operations for the
               Three Months Ended March 31, 2002 and 2001                      3


         Consolidated Statements of Cash Flows for the Three Months            4
             Ended March 31, 2002 and 2001

         Notes to Financial Statements                                         5


Item 2.  Management's Discussion and Analysis or Plan of Operation             6




PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                     8

Item 2   Change in Securities                                                  8

Item 3   Defaults Upon Senior Securities                                       8

Item 4   Submission of Matters to a Vote of Security Holders                   8

Item 5   Other Information                                                     8

Item 6   Exhibits and Reports on Form 8-K                                      9

         Signature                                                            10

                                     PART I

                              FINANCIAL INFORMATION





ITEM 1.    FINANCIAL STATEMENTS






                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                          3/31/02         12/31/01
                                                         (UNAUDITED)     (AUDITED)
                                                         -----------   ------------

Current cash:
    Cash                                                 $    66,101    $    40,629
    Accounts receivable, net                                 669,637        675,835
    Prepaid expense                                           19,360           --
                                                         -----------    -----------
        Total current assets                                 755,098        716,464
                                                         -----------    -----------

Property and equipment, net                                  410,202        462,963
                                                         -----------    -----------

Other assets:
    Security deposits                                          8,543          8,543
    Intangible assets, net                                   129,573        132,328
                                                         -----------    -----------
        Total other assets                                   138,116        140,871
                                                         -----------    -----------

Total assets                                             $ 1,303,416    $ 1,320,298
                                                         ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Line of credit                                       $    85,771    $    87,400
    Current maturities of capital lease obligations           13,415         12,440
    Accounts payable                                         157,261        267,120
    Accrued expenses                                         172,781         82,281
                                                         -----------    -----------
        Total current liabilities                            429,228        449,241

Other liabilities:
    Loan payable to stockholder                              121,280        121,280
    Capital lease obligations, less current maturities        25,770         28,481
                                                         -----------    -----------
        Total liabilities                                    576,278        599,002
                                                         -----------    -----------

Commitments

Stockholders' equity:
    Preferred stock                                             --             --
    Common stock                                              66,275         66,275
    Additional paid-in-capital                             1,319,821      1,319,821
    Accumulated deficit                                     (658,958)      (664,800)
                                                         -----------    -----------
        Total stockholders' equity                           727,138        721,296
                                                         -----------    -----------

Total liabilities and stockholders' equity               $ 1,303,416    $ 1,320,298
                                                         ===========    ===========


                     The accompanying notes are an integral
                      part of these financial statements.


                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPREATIONS


                                                      Three months ended
                                                           March 31,
                                                      2002             2001
                                                  -----------      -----------

Revenue                                           $   914,253       $ 1,082,490

Cost of sales                                         666,321           796,959
                                                  -----------       -----------

Gross profit                                          247,932           285,531
                                                  -----------       -----------

General and administrative expenses                   235,380           253,979
                                                  -----------       -----------

Operating income                                       12,552            31,552

Other income:
    Other income                                            5             1,238
    Amortization expense                               (6,524)           (3,157)
    Interest expense, net                                (191)           (3,528)
                                                  -----------       -----------

Income before income taxes                              5,842            26,105
                                                  -----------       -----------

Income taxes                                             --                --
                                                  -----------       -----------

Net income (loss)                                       5,842            26,105
                                                  -----------       -----------

Weighted average number of common
    shares outstanding                              6,627,471         6,627,471
                                                  -----------       -----------

Net income (loss) per share                       $      0.00       $      0.00
                                                  ===========       ===========














                      Unaudited - See accompanying notes to
                        condensed financial statements.



                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                           March 31,  March 31,
                                                             2002       2001
                                                         ---------    ---------


Cash flows from operating activities:
    Net income                                           $   5,842    $  26,105
                                                         ---------    ---------
    Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation and amortization                   55,516       42,652
            Changes in current assets and liabilities      (32,521)     119,200
                                                         ---------    ---------
            Total adjustments                               22,995      161,852
                                                         ---------    ---------
                Net cash provided by  operating
                    activities                              28,837      187,957
                                                         ---------    ---------

Cash flows from investing activities:
    Purchases of property and equipment                       --        (31,132)
                                                         ---------    ---------
                Net cash used in financing activities         --        (31,132)
                                                         ---------    ---------

Cash flows from financing activities:
    Repayments on capital lease obligations                 (1,736)      (4,014)
    Net repayments of note payable, bank                    (1,629)      (4,293)
                                                         ---------    ---------
                Net cash used in financing activities       (3,365)      (8,307)
                                                         ---------    ---------

Net increase  in cash                                       25,472      148,518
Cash - beginning of period                                  40,629      234,354
                                                         ---------    ---------

Cash - end of period                                     $  66,101    $ 382,872
                                                         =========    =========

Supplemental disclosures:
    Interest paid                                        $     191    $   3,528
    Income taxes paid                                         --           --
                                                         =========    =========












                          Unaudited - See accompanying
                    notes to condensed financial statements.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




1.  Basis for presentation:

        The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete statements. Management believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. If such differences prove significant and material, Accufacts Pre-Employment Screening, Inc. (the "Company") will file an amendment to this report on Form 10-QSB.

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



     Accufacts was incorporated in 1996 for the purpose of providing pre-employment/background information on candidate hires for our clients. On August 31, 1998, Accufacts consummated a merger with a public shell, Southern Cargo Company ("Southern"), a Florida corporation. Southern, concurrent with this merger, changed its name to Accufacts Pre-Employment Screening Inc. ("APES") and re-incorporated in the State of Delaware. Under the terms of the merger all of the outstanding shares of Accufacts were acquired by Southern in exchange for 3,750,000 shares of Southern's $.01 par value common stock. This transaction was accounted for as a reverse acquisition whereby, for accounting purposes, Accufacts was the acquirer.

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

     In general, Accufacts' business plan is to provide a variety of background reports regarding client employee candidates. These may include such items as: criminal background checks, social security number verifications, employment verifications, professional license verifications, education verifications, credit reports, driving records, and other related reports. We believe that obtaining such background checks is a proven, prudent part of a client's hiring process. Falsification of employment application data is not uncommon, and courts have held employers liable for harm caused by employees, especially when there is a pattern of behavior. Furthermore, statistics indicate that pre-employment screenings lead to increased employee integrity and decreased turnover, which improves client business performance.

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

     The acquisition of Maglio, Inc. was a major step for the company. During 2001 we completed integration of operations. We also enhanced our client support technology and began developing new product areas to offer during 2002. Management believes that following this integration, attention will be on refining operations, increasing revenues through aggressive marketing initiatives, and generating a stream of positive earnings. We believe that we are poised to leverage our competitive advantages and generate profitable growth.

           Revenues for the three months ended March 31, 2002 were $ 914,253. This is a decrease of $168,237 or 15.5 percent from the results for the same period in 2001, when revenues were $1,082,490. In general, this decrease was due to spillover effects of a weak fourth quarter. January 2002 revenues were significantly below those for January in 2001. However, as the quarter progressed, the monthly revenue gap for comparison purposes between the first quarter of 2002 and 2001 narrowed. Management expects this trend to continue.

           Cost of sales for the three months ended March 31, 2002 was $ 666,321, down $130,638, or 16.4 percent from $796,959, the cost of sales for the three months ended March 31, 2001. Much of the decrease is attributable to the aforementioned drop in revenues. However, the reduction also reflects improvements in operating efficiencies, which management expects to continue.

           General and administrative expenses for the three months ended March 31, 2002 were $235,380. This is a reduction of $ 50,151 or 7.3 percent from the $285,531 realized in 2001. This decrease was generally due to efficiencies realized from completing the consolidation of the Maglio acquisition.

           Operating income for the quarter ended March 31, 2002 was $12,552. This is $19,000 less than the operating income generated for the same period in 2001.

           Net cash provided by operating activities for the three months ended March 31, 2002 was $28,837 compared to $ 187,957 for the three month period ended March 31, 2001. Net cash used in investing activities for the three months ended March 31, 2002 was zero, compared to $31,132 used for the three-month period March 31, 2001.

      The Company intends to increase its business through the use of operating profits, borrowings, and additional capital raisings. The Company believes that its anticipated cash flow from operations as well as availability of funds from existing bank facilities will provide the liquidity to meet current foreseeable cash needs.

     At March 31, 2002, Accufacts had total assets of $1,303,416, compared with $1,320,298 at December 31, 2001. For the same periods, the company had total liabilities of $576,278 at March 31, 2002 compared to $599,002 at December 31, 2001.

     The Company has a $75,000 line of credit with Chase Manhattan Bank through June 30, 2002. As of March 31, 2002, there was $61,531 outstanding on the line. The line bears interest at the prime rate plus two (2) percent, and is secured by the assets of the Company and is personally guaranteed by a stockholder. The Company also has a $25,000 business checking/overdraft line of credit. It bears interest at the prime rate plus six (6) percent and is secured by the assets of the Company.






                                     PART II

                                OTHER INFORMATION




Item 1. Legal Proceedings.

           Not applicable.


Item 2.  Changes in Securities and Use or Proceeds

           Not applicable.


Item 3.   Defaults Upon Senior Securities.

           Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders.

           Not applicable.

Item 5.   Other Information.

     On May 16, 2002, upon the unanimous written consent of the Board of Directors, the Company amended its 2001 Employee Stock Purchase Plan (the "Plan") whereby the number of shares of the Company's Common Stock available under the Plan was reduced from 400,000 to 200,000 shares.



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

(7) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-QSB filed with the Security and Exchange Commission on May 21, 2001.


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



                                        Accufacts Pre-Employment Screening, Inc.



                                          By: /s/ PHILIP LUIZZO
                                          ------------------------------
                                          Philip Luizzo, Chairman,
                                          Chief Executive Officer, and
                                          President



Date: May 20, 2002