Form 10QSB
period 2002-06-30
ACCUFACTS PRE EMPLOYMENT SCREENING INC
filed 2002-08-19
CIK 1085545

ACCUFACTS PRE-EMPLOYMENT SCREENING INC



                          FILING TYPE:  10QSB
                          DESCRIPTION: QUARTERLY REPORT
                          FILING DATE:  AUGUST  19, 2002
                          PERIOD END:  JUNE 30, 2002


                PRIMARY EXCHANGE: OVER THE COUNTER BULLETIN BOARD
                          TICKER: APES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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

           TITLE OF EACH CLASS            SHARES OUTSTANDING AS OF JULY 18,2002

      Common Stock, par                        6,627,471
      Value $.01 per share


Transitional Small Business Disclosure Format (check one):

Yes___     No_X_

                     ACCUFACTS PRE-EMPLOYMENT SCREENING, INC

                                      INDEX



PART I     FINANCIAL INFORMATION                                            PAGE

Item 1.    Financial Statements


           Consolidated Condensed Balance Sheet as of June 30, 2002
               and 2001                                                        1

           Consolidated Condensed Statements of Operations for the Three
               and Six Months Ended June 30, 2002 and 2001                     3

           Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 2002 and 2001                                    4

           Notes to Consolidated Financial Statements                          6


Item 2.    Management's Discussion and Analysis or Plan of Operation           7




PART II    OTHER INFORMATION


Item 1.    Legal Proceedings                                                  10

Item 2.    Change in Securities                                               10

Item 3.    Defaults Upon Senior Securities                                    10

Item 4.    Submission of Matters to a Vote of Security Holders                10

Item 5.    Other Information                                                  10

Item 6.    Exhibits and Reports on Form 8-K                                   10

           Signature                                                          12

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                     ASSETS

                                                      JUNE 30,      DECEMBER 31,
                                                       2002            2001
                                                    (UNAUDITED)      (AUDITED)


CURRENT ASSETS:

    Cash                                            $  167,764        $   40,629
    Accounts receivable, net                           788,381           675,835
    Prepaid expense                                     13,985              --
                                                    ----------        ----------

        TOTAL CURRENT ASSETS                           970,130           716,464

Property and equipment, net                            381,229           462,963

Other assets:
    Security deposits                                    8,543             8,543
    Intangible assets, net                             126,014           132,328
                                                    ----------        ----------

        TOTAL OTHER ASSETS                             134,557           140,871
                                                    ----------        ----------

TOTAL ASSETS                                        $1,485,916        $1,320,298
                                                    ==========        ==========






                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Line of credit                                       $    77,520   $    87,400
    Current maturities of capital lease obligations           12,828        12,440
    Accounts payable                                         215,722       267,120
    Accrued expenses                                          96,331        82,281
                                                         -----------   -----------
        TOTAL CURRENT LIABILITIES                            402,401       449,241

Other liabilities:
    Loan payable to stockholder                              121,280       121,280
    Capital lease obligations, less current maturities        22,119        28,481
                                                         -----------   -----------
        TOTAL LIABILITIES                                    545,800       599,002

Commitments

Stockholders' equity:
    Preferred stock
    Common stock                                              66,275        66,275
    Additional paid-in-capital                             1,319,821     1,319,821
    Accumulated deficit                                     (445,980)     (664,800)
                                                         -----------   -----------
        TOTAL STOCKHOLDERS' EQUITY                           940,116       721,296
                                                         -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 1,485,916   $ 1,320,298
                                                         ===========   ===========




 SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.



                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       --------------------------------------------------------
                                                                JUNE 30,                      JUNE 30,
                                                           2002         2001            2002            2001
                                                       --------------------------------------------------------




Revenue                                               $ 1,055,465    $ 1,129,807    $ 1,969,718    $ 2,219,370

Cost and expenses:
    Cost of services                                      641,758        817,486      1,308,079      1,631,625
    Selling, general & administrative expenses            249,209        249,633        484,589        493,505
                                                      -----------    -----------    -----------    -----------

      Total costs and expenses                            890,967      1,067,119      1,792,668      2,125,130
                                                      -----------    -----------    -----------    -----------

Operating income                                          164,498         62,688        177,050         94,240

Other income (expense):
    Other income                                               63           --               68          1,238
    Proceeds from September 11, 2001 grant (Note 4)        49,940           --           49,940           --
    Amortization expense                                     (801)        (3,159)        (7,325)        (6,316)
    Interest expense, net                                    (723)        (3,465)          (914)        (6,993)
                                                      -----------    -----------    -----------    -----------
                                                           48,479         (6,624)        41,769        (12,071)
                                                      -----------    -----------    -----------    -----------


Income before income taxes                                163,037         56,064        168,879         82,169

Income taxes                                                 --            5,581           --            5,581
                                                      -----------    -----------    -----------    -----------

Net income                                            $   212,977    $    50,483    $   218,819    $    76,588
                                                      ===========    ===========    ===========    ===========


Weighted average number of common
    Shares outstanding                                  6,627,471      6,627,471      6,627,471      6,627,471
                                                      ===========    ===========    ===========    ===========


Net income per share                                  $      0.03    $      0.01    $      0.03    $      0.01
                                                      ===========    ===========    ===========    ===========




See accompanying notes to consolidated condensed financial statements.



                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    SIX MONTHS ENDED
                                                                                ------------------------
                                                                                  JUNE 30,    JUNE 30,
                                                                                    2002        2001
                                                                                ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                    $ 218,819    $  76,588

   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                               88,048       87,860
        Changes in current assets and liabilities                                 (163,879)    (274,630)
                                                                                 ---------    ---------

           Total adjustments                                                       (75,831)    (186,770)
                                                                                 ---------    ---------

Net cash provided by (used in) operating activities                                142,988     (110,182)

Cash flows from investing activities:
   Purchases of property and equipment                                                --        (47,641)
                                                                                 ---------    ---------

Net cash used in financing activities                                                 --        (47,641)

Cash flows from financing activities:
   Repayments on capital lease obligations                                          (5,973)      (5,330)
   Net repayments of note payable, bank                                             (9,880)     (17,914)
                                                                                 ---------    ---------

Net cash used in financing activities                                              (15,853)     (23,244)
                                                                                 ---------    ---------

Net increase                                                                       127,135     (181,067)

Cash - beginning of period                                                          40,629      234,354
                                                                                 ---------    ---------

Cash - end of period                                                             $ 167,764    $  53,287
                                                                                 =========    =========

Supplemental disclosures:
   Interest paid                                                                 $     914    $   6,993
                                                                                 =========    =========
   Income taxes paid                                                             $    --      $    --
                                                                                 =========    =========




See accompanying notes to consolidated condensed financial statements

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

The financial statements included herein should be read in conjunction with the financial statements included in the Company's Form 10-KSB as of December 31, 2001 and 2000 and for the years then ended filed with the Securities and Exchange Commission on April 1, 2002.

2.  EARNINGS PER COMMON SHARE

Effective December 31, 1997, the Company adopted Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.


3.  RECENT FINANCIAL ACCOUNTING STANDARDS

On January 1, 2002, the Company adopted SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142, the Company is required to reassess the useful lives of all acquired intangibles and perform an impairment test on goodwill.

On January 1, 2002, the Company adopted SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." This statement establishes a single accounting model for the impairment or disposal of long-lived assets. The impact of adopting this pronouncement was not material.

In August 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, the Company will adopt this new accounting standard on January 1, 2003. The Company is currently evaluating the effects of adopting this pronouncement.


4.  PROCEEDS FROM SEPTEMBER 11, 2001 GRANT

During the quarter ended June 30,2002, the Company recognized an income that resulted a benefit of $49,940 ($.01 per share). This benefit resulted from a special one-time grant awarded by the city of New York as a result of the September 11, 2001 terrorist attack on the World Trade Center, entitled the Empire State Grant. This grant was awarded to companies that could demonstrate that they were forced to close their businesses for more than one day and whose business address was located below 14th Street. There were no identifiable costs in which to offset against this grant.


5  INCOME TAXES

The Company has significant net operating loss carryforwards. Certain net operating losses are subject to maximum annual utilization of approximately $181,000. A valuation allowance has been established for the net operating loss carryforward asset ("NOL carryforward"). Although the Company had net income of $212,997, the utilization of the NOL carryforward is uncertain due to the Company's previous results of operations and the Company's annual use limitation on portions of the NOL carryforward. Due to the NOL carryforward and corresponding valuation allowance, no income tax expense has been recognized for the three and six month periods ended June 30, 2002. The Company had New York State income taxes of $5,581 for the three and six month periods ended June 30, 2001.

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

     The Company was incorporated in 1996 in the State of New York as Accufacts Screening, Inc. On August 31, 1998, Accufacts Screening consummated a merger with a public shell, Southern Cargo Company ("Southern"), a Florida corporation. Southern, simultaneously with this merger, changed its name to Accufacts Pre-Employment Screening Inc. ("Accufacts") and shortly thereafter re-incorporated in the State of Delaware. Under the terms of the merger all of the outstanding shares of Accufacts Screening were acquired by Southern in exchange for 3,750,000 shares of Southern's $.01 par value common stock. This transaction was accounted for as a reverse acquisition whereby, for accounting purposes, Accufacts Screening was the acquirer.

     On October 13, 1999, Accufacts acquired all of the net assets of Maglio, Inc. ("Maglio"), a Florida corporation. This transaction was effected by merging Maglio with and into Maglio-Accufacts Pre-Employment Screening, Inc., a wholly-owned subsidiary established by Accufacts. The acquisition was accounted for using the purchase method of accounting and was completed by issuing 177,471 shares of common stock consisting of 174,971 shares of common stock in consideration for the acquisition and 2,500 shares of common stock in consideration for a stockholder of Maglio entering into a non-compete agreement. The purchase price over the fair value of the net assets acquired was $141,125. At the adoption of SFAS 142, the unamortized balance of net assets acquired was $126,014.

     In general, Accufacts' business is to assist clients in their hiring/staffing decisions by providing a variety of background research reports on employee candidates. These may include such items as: criminal history checks, Social Security number verifications, employment verifications, professional license verifications, education verifications, credit information reports, driving record checks, substance/drug testing, and other related reports. We believe that obtaining such background checks is a proven, prudent part of a client's hiring process. Falsification of employment application data is not uncommon, and courts have held employers liable for harm caused by employees, especially when there is a pattern of behavior. Furthermore, statistics indicate that pre-employment screenings lead to increased employee integrity and decreased turnover, which improves client business performance.

     The market for background checks/pre-employment screenings is fragmented and highly competitive. Most competitors are small local firms, but a few large national companies exist in the market. Accufacts competes on both levels. Overall, we have successfully developed proprietary software tools incorporating the latest technologies. This enables our clients to submit orders and track the status of the research at any time. We customize reports upon request. We also have an automated client service program that is available on-line, 24 hours a day, every day. This ensures the fastest response and best client support available.




THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30,2001.


           Revenues for the three months ended June 30, 2002 were $1,055,465, down $73,342, or 6.60 percent from revenues for the three months ended June 30, 2001, which were $1,129,807. The revenue gap stems, in general, from spillover effects of a weak fourth quarter of 2001 and first quarter of 2002, as well as economic conditions that affected the three-month period ending June 30, 2002. The gap in revenues is narrowing between first quarter and second quarter comparisons for 2002 and 2001. New marketing initiatives were implemented during this period, which contributed to the revenues. New business is expected to be a growing factor in expanding the Company's revenue base.

           Cost of services for the three months ended June 30, 2002 was $641,758, down 21.50% from $817,486, the cost of services for the three months ended June 30, 2001. This decrease was related to certain operational efficiencies implemented as a result of system technologies and a reduction in other direct costs, including certain subcontractor efforts.

           General administrative expenses for the three months ended June 30, 2002 were $249,209. This is virtually identical to the $249,633 expended for the three months ended June 30, 2001.

           Operating income for the quarter ended June 30, 2002 was $164,498, an increase of $101,810 or 162.40%, from the $62,688 realized for the three months ended June 30, 2001. Of the $164,498 in operating income, $49,940 was derived from a one-time grant issued by the State of New York due to economic loss relating to the attacks of September 11, 2001. Net income for the period was $212,977. This is an increase of $162,494 over the $50,483 in net income of for the same period in 2001.

      The Company intends to increase its business through the use of operating profits, borrowings, and additional capital raisings. The Company believes that its anticipated cash flow from operations as well as availability of funds from existing bank facilities will provide the liquidity to meet its foreseeable cash needs.

     At June 30, 2002, Accufacts had total assets of $1,485,916, compared with $1,320,298 at December 31, 2001, representing an increase of 12.54%. For the same periods, the Company had total liabilities of $545,800 at June 30, 2002 compared to $599,002 at December 31, 2001, reflecting a decrease of $53,202, or 8.88%.

     The Company has a $75,000 line of credit with Chase Manhattan Bank through June 30, 2003. The line bears interest at the prime rate plus two (2) percent, and is secured by the assets of the Company and is personally guaranteed by a stockholder of the company. The Company also has a $25,000 business checking/overdraft line of credit. It bears interest at the prime rate plus six
(6) percent and is secured by the assets of the Company. As of June 30, 2002, there was a total of $77,520 outstanding on these lines.


FOR THE SIX MONTHS ENDED JUNE 30,2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001


     Revenues for the six months ended June 30, 2002 were $1,969,718, versus $2,219,370 for the six months ended June 30, 2001, a decrease of 11.25% in the period. This decrease is consistent with management's expectations and reflects increases in new business efforts coupled with the revenue effects from termination of several less than profitable accounts.

     Cost of services for the six months ended June 30, 2002 were $1,308,079, down 19.8%, versus cost of sales of $1,631,625 for the six months ended June 30, 2001. This decrease, in part, corresponds to the decrease in revenues as well as certain decreases in subcontracting levels and state fees required for specific screenings/background checks.

     General and Administrative costs for the six month period ended June 30, 2002 were $484,589 compared with $493,505 for the same period in 2001. This is a reduction of 1.8% from the same six month period in 2001.

     Operating income for the six months ended June 30, 2002 was $177,050, compared with $94,240 for the same period in 2001. Net income for the six months ended June 30, 2002 was $218,819, compared with $76,588 for the same period ended June 30, 2001. As a result, the Company realized net income per share of $0.03 compared to $0.01 for the same period in 2001.

     Net cash provided by operating activities for the six months ended June 30, 2002 was $142,988, compared to net cash used in operations of $110,182 for the six month period ended June 30, 2001. There was no net cash used in investing activities for the period ended June 30, 2002, compared to $47,641 used for the period ended June 30,2001.

     For the six months ended June 30, 2002, the Company had a net increase in cash of $127,135, compared to a decrease in cash of $181,067 for the six months ended June 30,2001.

                                     PART II

                                OTHER INFORMATION



Item 1. Legal Proceedings.

           Not applicable.


Item 2.  Changes in Securities and Use or Proceeds

           Not applicable.


Item 3.   Defaults Upon Senior Securities.

           Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders.

           Not applicable.


Item 5.   Other Information.

     On May 16, 2002, upon the unanimous written consent of the Board of Directors, the Company amended its 2001 Employee Stock Purchase Plan (the "Plan") whereby the number of shares of the Company's Common Stock under the Plan was reduced from 400,000 to 200,000 shares.

     On July 17, 2002, upon unanimous written consent, the Board of Directors elected to dismiss Cuthill & Eddy LLP as the Company's auditing firm and retain Tedder, James, Woreen & Associates, P.A. There were no disagreements with the Company 's former accounting firm in connection with audits by the Company's former accounting firm for the two most recent fiscal years, and any subsequent interim period. The change in auditors was fully disclosed on Form 8-K filed with the SEC July 19, 2002.



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



                                        Accufacts Pre-Employment Screening, Inc.



                                         By: /S/ PHILIP LUIZZO
                                             -----------------
                                             Philip Luizzo, Chairman,
                                             Chief Executive Officer, and
                                             President



Date:  August 16, 2002