Form 10QSB
period 2002-09-30
ACCUFACTS PRE EMPLOYMENT SCREENING INC
filed 2002-11-14
CIK 1085545

ACCUFACTS PRE EMPLOYMENT SCREENING INC



                         FILING TYPE:  10QSB
                         DESCRIPTION:  QUARTERLY REPORT
                         FILING DATE:  NOVEMBER  13, 2002
                         PERIOD END: SEPTEMBER 30, 2002


                PRIMARY EXCHANGE: OVER THE COUNTER BULLETIN BOARD
                          TICKER: APES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

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

    TITLE OF EACH CLASS            SHARES OUTSTANDING AS OF NOVEMBER 1,2002

      Common Stock, par                        6,627,471
      Value $.01 per share


Transitional Small Business Disclosure Format (check one):

Yes___     No_X_

                     ACCUFACTS PRE-EMPLOYMENT SCREENING, INC

                                      INDEX



PART I     FINANCIAL INFORMATION                                            PAGE

Item 1.    Financial Statements

           Consolidated Condensed Balance Sheet as of September 30, 2002 and
               December 31, 2001                                               1

           Consolidated Condensed Statements of Income for the Three and Nine
               Months Ended September 30, 2002 and 2001                        3

           Consolidated Condensed Statements of Cash Flows for the
               Nine Months Ended September 30, 2002 and 2001                   4

           Notes to Consolidated Condensed Financial Statements                5

Item 2.    Management's Discussion and Analysis or Plan of Operation           6




PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                   9

Item 2.    Change in Securities                                                9

Item 3.    Defaults Upon Senior Securities                                     9

Item 4.    Submission of Matters to a Vote of Security Holders                 9

Item 5.    Other Information                                                   9

Item 6.    Exhibits and Reports on Form 8-K                                    9

           Signature                                                          11

                                     PART I

                              FINANCIAL INFORMATION




ITEM 1.    Financial Statements



                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                     ASSETS

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2002            2001
                                                    (UNAUDITED)      (AUDITED)


CURRENT ASSETS:


    Cash                                            $  288,286        $   40,629
    Accounts receivable, net                           737,634           675,835
    Prepaid expense                                     11,110              --
                                                    ----------        ----------

        TOTAL CURRENT ASSETS                         1,037,030           716,464

Property and equipment, net                            347,882           462,963

Other assets:
    Security deposits                                    8,543             8,543
    Intangible assets, net                             123,146           132,328
                                                    ----------        ----------

        TOTAL OTHER ASSETS                             131,689           140,871
                                                    ----------        ----------

TOTAL ASSETS                                        $1,516,601        $1,320,298
                                                    ==========        ==========





                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Line of credit                                 $    90,464       $    87,400
    Current maturities of capital
          lease obligations                             12,543            12,440
    Accounts payable                                   169,572           267,120
    Accrued expenses                                    72,651            82,281
                                                   -----------       -----------
        TOTAL CURRENT LIABILITIES                      345,230           449,241

Other liabilities:
    Loan payable to stockholder                        121,280           121,280
    Capital lease obligations,
          less current maturities                       18,894            28,481
                                                   -----------       -----------
        TOTAL LIABILITIES                              485,404           599,002

Commitments

Stockholders' equity:
    Preferred stock
    Common stock                                        66,275            66,275
    Additional paid-in-capital                       1,319,821         1,319,821
    Accumulated deficit                               (354,899)         (664,800)
                                                   -----------       -----------
        TOTAL STOCKHOLDERS' EQUITY                   1,031,197           721,296
                                                   -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 1,516,601       $ 1,320,298
                                                   ===========       ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED   FINANCIAL STATEMENTS.




                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       --------------------------------------------------------
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                           2002         2001            2002            2001
                                                       --------------------------------------------------------





Revenue                                               $ 1,090,898    $ 1,003,727    $ 3,060,616    $ 3,212,770

Cost and expenses:
    Cost of services                                      767,453        768,412      2,075,532      2,400,037
    Selling, general & administrative expenses            228,950        213,560        713,539        696,738
                                                      -----------    -----------    -----------    -----------

      Total costs and expenses                            996,403        981,972      2,789,071      3,096,775
                                                      -----------    -----------    -----------    -----------

Operating income                                           94,495         21,755        271,545        115,995

Other income (expense):
    Other income                                               69              9            137          1,247
    Proceeds from September 11, 2001 grant (Note 4)          --             --           49,940           --
    Amortization expense                                   (1,858)        (3,159)        (9,183)        (9,475)
    Interest expense, net                                  (1,626)        (2,034)        (2,540)        (9,027)
                                                      -----------    -----------    -----------    -----------
                                                           (3,415)        (5,184)        38,354        (17,255)
                                                      -----------    -----------    -----------    -----------


Income before income taxes                                 91,080         16,571        309,899         98,740

Income taxes                                                 --            4,213           --            9,974
                                                      -----------    -----------    -----------    -----------

Net income                                            $    91,080    $    12,358        309,899         88,946
                                                      ===========    ===========    ===========    ===========


Weighted average number of common
    Shares outstanding                                  6,627,471      6,627,471      6,627,471      6,627,471
                                                      ===========    ===========    ===========    ===========


Net income per share                                  $      0.01    $      0.00    $      0.05    $      0.01
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





                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    NINE MONTHS ENDED
                                                                                ------------------------
                                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                                                 2002            2001
                                                                                ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:


   Net income                                                                    $ 309,899    $  88,946

   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                              134,767      137,793
        Changes in current assets and liabilities                                 (180,086)    (194,673)
                                                                                 ---------    ---------

           Total adjustments                                                       (45,319)     (56,880)
                                                                                 ---------    ---------

Net cash provided by (used in) operating activities                                264,580      (32,066)

Cash flows from investing activities:
   Purchases of property and equipment                                             (10,505)     (97,024)
                                                                                 ---------    ---------

Net cash used in financing activities                                              (10,505      (97,024)

Cash flows from financing activities:
   Repayments on capital lease obligations                                          (9,482)      (7,216)
   Net repayments of note payable, bank                                              3,064       (9,662)
                                                                                 ---------    ---------

Net cash used in financing activities                                               (6,418)     (16,878)
                                                                                 ---------    ---------

Net increase (decrease)                                                            247,657      (81,836)

Cash - beginning of period                                                          40,629      234,354
                                                                                 ---------    ---------

Cash - end of period                                                             $ 288,286    $ 152,518
                                                                                 =========    =========

Supplemental disclosures:
   Interest paid                                                                 $   2,592    $   9,027
                                                                                 =========    =========
   Income taxes paid                                                             $    --      $    --
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

The financial statements included herein should be read in conjunction with the financial statements included in the Company's Form 10-KSB as of December 31, 2001 and for the year(s) then ended filed with the Securities and Exchange Commission on April 1, 2002.



2.  EARNINGS PER COMMON SHARE

Effective December 31, 1997, the Company adopted Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted averagenumber of common shares outstanding during each year.

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


On January 1, 2002, the Company adopted SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." This statement establishes a single accounting model for the impairment or disposal of long-lived assets, resulting in no material effect on the financial statements.



4.  PROCEEDS FROM SEPTEMBER 11, 2001 GRANT

During the quarter ended June 30,2002, the Company recognized income that resulted in a benefit of $49,940 ($.01 per share). This benefit resulted from a special one-time grant awarded by the City of New York as a result of the September 11, 2001 terrorist attack on the World Trade Center, titled the Empire State Grant. This grant was awarded to companies that could demonstrate that they were forced to close their businesses for more than one day and whose business address was located south of 14th Street in New York City. There were no identifiable costs in which to offset against this grant.

5.  INCOME TAXES

The Company has significant net operating loss carryforwards. Certain net operating losses are subject to maximum annual utilization of approximately $181,000. A valuation allowance has been established for the net operating loss carryforward asset ("NOL carryforward"). Although the Company had net income of $309,899, the utilization of the NOL carryforward is uncertain due to the Company's previous results of operations and the Company's annual use limitation on portions of the NOL carryforward. Due to the NOL carryforward and corresponding valuation allowance, no income tax expense has been recognized for the three and nine month periods ended September 30, 2002. The Company had New York State income taxes of $4,213 for the three month period ended September 30, 2001 and $9,794 for the nine month period ended September 30, 2001. However, during 2002, the Company has sustained losses in the State of New York and as a result, no income taxes have been accrued.







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

     The market for background checks/pre-employment screenings is fragmented and highly competitive. Most competitors are small local firms, but a few large national companies exist in the market. Accufacts competes on both levels. Overall, we believe we have successfully developed proprietary software tools incorporating the latest technologies. This enables our clients to submit orders and track the status of the research at any time. We customize reports upon request. We also have an automated client service program that is available on-line, 24 hours a day, every day. This ensures the fastest response and best client support available.




THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30,2001.


     Revenues for the three months ended September 30, 2002 were $1,090,898, up $ 87,171, or 8.7 percent, over revenues for the three months ended September 30, 2001, which were $1,003,727. This revenue increase generally stems from initial results of new marketing initiatives and an ongoing rebound from reduced business in the wake of the terrorist attacks of September 11, 2001. The attacks on the World Trade Center directly affected the Company, which has its headquarters just a few blocks north of the attack site. For example, business was not able to be transacted at our headquarters and no criminal screenings could be performed involving New York City and surrounding area data for much of September following the attacks. New marketing initiatives were launched and proposal activity was at a high level during the period. These actions are anticipated to contribute to a growing revenue base. New business is expected to be a continuous factor in expanding the Company's growth.

           Cost of services for the three months ended September 30, 2002 was $767,453, down $ 959, or virtually the same as the cost of services for the three months ended September 30, 2001, which were $768,412. This slight decrease in the cost of services was realized in a period of increased revenues, and was related to ongoing operational efficiencies and to certain decreases in subcontracting levels for specific background checks. Management is assessing steps to reduce the level of these direct costs as a percentage of our cost of services.

           General administrative expenses for the three months ended September 30, 2002 were $228,950, up $15,390, or 7.2 percent, over the three months ended September 30, 2001, which were $213,560. Much of this increase was attributable to relocation and personnel upgrades in our finance department. These changes are expected to yield improved effectiveness and efficiency, and reduced expense to the Company.

           Operating income for the quarter ended September 30, 2002 was $94,495, an increase of $72,740 over operating income for the three months ended September 30, 2001, which was $21,755. Net income for the period was $91,080, compared to $12,358 for the period ended September 30, 2001.

      The Company intends to increase its business through the use of operating profits, borrowings, and possibly equity or debt financings. The Company believes that its anticipated cash flow from operations as well as availability of funds from existing bank facilities will provide the liquidity to meet current foreseeable cash needs for the next 12 months.

     At September 30, 2002, Accufacts had total assets of $1,516,601, compared with $1,320,298 at December 31, 2001, representing an increase in assets of $196,303, or 14.9 percent. For the same periods, the Company had total liabilities of $ 485,404 at September 30, 2002 compared to $ 599,002 at December 31, 2001, reflecting a decrease of $ 113,598, or 19.0 percent.

     The Company has a $75,000 line of credit with Chase Manhattan Bank through June 30, 2003. As of September 30, 2002, there was $71,204 outstanding on the line. The line bears interest at the prime rate plus two (2) percent, and is secured by the assets of the Company and is personally guaranteed by a stockholder. The Company also has a $25,000 business checking/overdraft line of credit. As of September 30, 2002, there was $19,260 outstanding on the line of credit. It bears interest at the prime rate plus six (6) percent and is secured by the assets of the Company.




FOR THE NINE MONTHS ENDED SEPTEMBER 30,2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001


     Revenues for the nine months ended September 30, 2002 were $ 3,060,616, versus $3,212,770 for the nine months ended September 30, 2001. This is a decrease of $152,154, or 4.7 percent for the period. This decrease is consistent with management's expectations and considering the lingering effects of the terrorist attacks of September 11, 2001, especially on revenues during the first two quarters of 2002. The results also reflect certain new business efforts coupled with the termination of several less profitable accounts.

     Cost of services for the nine months ended September 30, 2002 was $2,075,532, down $ 324,505, or 13.5 percent from the cost of services for the nine months ended September 30, 2001, which was $2,400,037. This decrease, for the most part, corresponds to the decrease in revenues as well as to certain decreases in subcontracting levels utilized in performing -specific categories of screenings/background checks. Steps are being assessed to decrease the impact of these direct costs as a percentage of cost of services.

     General and Administrative costs for the nine month period ended September 30, 2002 were $ 713,539 compared with $ 696,738 for the same period in 2001. This is an increase of $ 16,801, or 2.4 percent for the nine month period in 2001. This increase is primarily due to certain relocation and staff upgrades in the Company's finance department during the three months ended September 30, 2002.

     Operating income for the nine months ended September 30, 2002 was $271,545, compared to operating income of $ 115,995 for the same period in 2001. Net income for the nine months ended September 30, 2002 was $309,899, compared with net income of $ 88,946 for the same period ended September 30, 2001. As a result, the Company realized net income per share of $0.05 compared to $0.01 for the same period in 2001. Net income for the period includes proceeds from a one-time grant in the amount of $49,940. This grant was issued by the City of New York to select businesses impacted by the terrorist attacks of September 11, 2001.

     Net cash provided by operating activities for the nine months ended September 30, 2002 was $264,580, compared to net cash used in operations of $32,066 for the nine month period ended September 30, 2001. Ending cash for the nine months ended September 30, 2002 was $288,286 compared to ending cash for the same period in 2001 of $152,518.

           There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Management is continuing to refine operations with a focus toward increasing revenues through aggressive marketing initiatives and generating a continuous stream of positive earnings. We believe that the Company is poised to leverage competitive advantages and generate continued profitable growth.

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




Item 6.  Exhibits and Reports on Form 8-K



(a)        Exhibits


NUMBER     DESCRIPTION OF EXHIBIT

2.1 Plan and Agreement of Merger of Maglio, Inc. and Maglio-Accufacts Pre-Employment Screening, Inc., dated October 11, 1999, by and among Accufacts Pre-Employment Screening, Inc., Maglio-Accufacts Pre-Employment Screening, Inc., and Maglio, Inc. (1)
2.2 Supplemental Agreement, dated as of October 11, 1999, by and among Accufacts Pre-Employment Screenings, Inc., Maglio, Inc., Maglio-Accufacts Pre-Employment Screening, Inc., and Richard J. Maglio. (1)
3.1 Articles of Incorporation of Accufacts Pre-Employment Screening, Inc. and Certificate of Merger (2)
3.2       By-laws of Accufacts Pre-Employment Screening, Inc. (2)
3.3 Certificate of Incorporation of Maglio-Accufacts Pre-Employment Screening, Inc. (4)
3.4       By-laws of Maglio-Accufacts Pre-Employment Screening, Inc. (4)
3.5       Amendment to By-laws of Accufacts Pre-Employment Screening, Inc. (7)
4.1 Specimen of Common Stock Certificate of Accufacts Pre-Employment Screening, Inc. (2)
4.2 Asset Purchase Agreement dated August 26, 1998 between Southern Cargo, Inc. and Accufacts Pre-Employment Screening, Inc. (2)
4.3 Shareholder Rights and Registration Rights Agreement, dated as of October 11, 1999, by and between Accufacts Pre-Employment Screening, Inc. and Richard J. Maglio (1)
10.1 Employment Agreement, dated September 1, 1998, between the Registrant and Philip Luizzo (2)
10.2 Amendment, dated October 5, 1999, to the Employment Agreement, dated September 1, 1998, between the Registrant and Philip Luizzo (3)
10.3 Employment Agreement, dated September 1, 1998, between the Registrant and John Svedese (2)
10.4 Employment Agreement, dated October 11, 1999, by and among the Registrant, Maglio- Accufacts Pre-Employment Screening, Inc., and Richard J. Maglio (4)

10.5 Lease Agreement, dated April 1, 1997, between the Registrant and 6 Greene Street Associates, LLC, as amended (4)
10.6 Lease Agreement, dated August 28, 1998, between Maglio, Inc. and CB Sanlando Center, Inc. (4)
10.7 Consulting Agreement dated August, 2001 between Accufacts Pre-Employment Screening and James Patterson (9)
10.8      Accufacts Pre-Employment Screening 2001 Employee Stock Purchase Plan
          (10)
16.1      Letter on Change in Certifying Accountant (5)
16.2      Letter on Change in Certifying Accountant (6)
16.3      Letter on Change in Certifying Accountant (8)
21.1      List of Subsidiaries (4)
99.1 Certification of Chief Executive Officer Pursuant to the Sarbanes-Oxley Act of 2002


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

          (8) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated July 17, 2002 and filed with the Securities and Exchange Commission on July 19,2002 and is incorporated by reference herein.

          (9) Filed as an exhibit to the Registrant's Consulting Agreement Form S-8 filed with the Securities and Exchange Commission on September 10, 2002 and in incorporated by reference herein.

          (10) Filed as an exhibit to the Registrant's 2001 Employee Stock Purchase Plan Form S-8 filed with the Securities and Exchange Commission on September 10, 2002 and is incorporated by reference herein.

(b)        Reports on Form 8-K


A Current Report on Form 8-K was filed by the Registrant on July 17, 2002 which reported a change in the Registrant's certifying accountants from Cuthill & Eddy to Tedder, James, Worden & Associates, P.A.





                                    Signature


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Accufacts Pre-Employment Screening, Inc.



                                        By: /S/ PHILIP LUIZZO
                                              ----------------------
                                        Philip Luizzo, Chairman,
                                        Chief Executive Officer, and
                                        President



Date:  November 14, 2002