Form 10KSB
period 2002-12-31
ACCUFACTS PRE EMPLOYMENT SCREENING INC
filed 2003-03-31
CIK 1085545

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                                   (Mark One)

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
               OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

   [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  OF ACT 1934.

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

Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X__

Revenues for the Company's fiscal year ended December 31, 2002 were $4,075,669.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average closing bid asked quotations for the common stock on March 14, 2003, as reported on the OTC Bulletin Board was approximately $1,206,000.

As of March 14, 2003, the registrant had 6,721,913 shares outstanding.

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



                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS


GENERAL

Accufacts Pre-Employment Screening, Inc. was incorporated in the State of New York on October 6, 1994. On August 31, 1998, the Company effected merger into Southern Cargo Company, Inc., (Southern Cargo) a public shell incorporated in the State of Florida in 1993. Simultaneously with the merger, Southern Cargo changed the name of the company to Accufacts Pre-Employment Screening, Inc. (Accufacts), and shortly thereafter reincorporated under the same name in the State of Delaware.

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


AGREEMENT AND PLAN OF MERGER


On November 20, 2002, we entered into an Agreement and Plan of Merger with Kroll Background America, Inc. (KBA) and Accufacts Acquisition Corp., a wholly-owned subsidiary of KBA. Subject to the terms of the merger agreement, KBA will acquire all outstanding shares of our common stock at a price of $ 0.47 per share, and Accufacts will become a wholly-owned subsidiary of KBA. The merger is subject to certain customary closing conditions, including the approval by shareholders holding a majority of all of our issued and outstanding stock. We intend to solicit proxies from our shareholders for approval of this transaction.

In accordance with the terms of the merger agreement, we are required to obtain the approval of KBA prior to filing our proxy for a special meeting of shareholders to approve the contemplated transaction. In the event a stockholder does not approve or abstains from voting on the proposed transaction, the stockholder will have the right of appraisal as a dissenting stockholder under Delaware law. Mr. Philip Luizzo, Chairman, President, and principal stockholder of Accufacts has agreed to vote his shares, representing approximately 56% of our issued and outstanding common stock, in favor of the Agreement and Plan of Merger. The Agreement and Plan of Merger as amended, provides that the merger may be terminated by any of the parties if the effective date of the merger shall not have occurred by May 31, 2003. Additional information related to the Agreement and Plan of Merger is available in the Company's Form 8-K report filed February 28, 2003 with the Securities and Exchange Commission. The forward looking statements contained in this report do not necessarily reflect the anticipated results to our business and/or operations subsequent to the contemplated merger transaction whereby Accufacts would become a wholly-owned subsidiary of KBA and would cease to be a reporting company.


BUSINESS PROFILE

Accufacts is primarily engaged in researching and providing decision support information to our clients, generally Human Resources (HR) departments of corporations. These services typically include pre-employment background checks and screenings of new hire candidates and/or employees. The background information products and services currently provided by Accufacts include:


o          Criminal history checks
o          Credit reports
o          Social Security number verifications
o          Driving record histories
o          Previous employer verifications
o          Education verifications
o          Professional reference verifications
o          Professional license verifications
o          Federal criminal/civil searches
o          Substance testing
o          Exit interviews.

We believe that employers increasingly are realizing the benefits of conducting thorough background checks of candidate employees not only because of the desire to help assure a better quality employee, but also to mitigate the risks of potential negligent hiring lawsuits. Additionally, many companies and organizations are discovering that their increasing security concerns may be addressed by conducting background checks and screenings.

Accufacts has approximately 850 clients located throughout the United States. During each of the last two fiscal years, sales of the Company's products and services were made in all 50 states. During 2002, we expanded our international research efforts and believe we developed certain unique/customized features to our data retrieval and management reporting capabilities. These initiatives have been well received by clients.

Our business strategy includes accelerating market presence throughout the United States, especially involving mid to large market opportunities. The Company also expects to further develop selected international markets in conjunction with current client requirements. Accufacts also intends to enhance existing products, develop new/expanded capabilities, and pursue the potential integration of other related services and/or product lines that either complement or expand the existing business.


MARKETS

Accufacts markets its pre-employment/decision support products and services to corporations and organizations throughout the United States. Many small firms are first-time users of these services. However, many of our mid-size and especially larger clients have a history of contracting for our products and services. The Company believes that it has strong differentiators from the competition.

In general, certain types of business and industry sectors lend themselves strongly to utilizing pre-employment screenings and other related services. Overall, these sectors may include:


            o    High technology

            o    Health care

            o    Retail

            o    Manufacturing

            o    Professional services

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

The prices charged to clients for research services and resulting reports prepared by Accufacts vary in price from a few dollars to over $75.00, depending upon the type(s) and location(s) of the research requested by the client. The resulting reports may be viewed directly on-line, printed from the on-line site, or received by fax. The reports remain in our host computer system indefinitely and are available to the client at no additional cost as long as the client is in an active status. Otherwise, a nominal cost may apply.

Our in-house computer host system consists of automated, networked PCs running Windows NT, using SQL data bases which automatically read orders out to our agents and/or to third party databases for automatic processing. In addition, Accufacts operates its Internet-based consumer order entry system with the same automatic computer system, thereby reducing turnaround time and operating costs.

Accufacts' network field retrieval system currently consists of individuals and small companies located throughout the United States. The agents are engaged as independent contractors, who are paid a fee on a per-search/per- document, per day, or monthly basis. The number of field retrievers in each state or locality depends on the size, population density, number of counties, and the respective organization/ structure of the court files and documentation systems utilized. Accufacts believes that it currently offers an extensive range of products and services. Among those most commonly requested by clients are:


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

      o CREDIT INFORMATION CHECKS - This background information is a special form of a common "credit report" designed for employment purposes only. We serve as a broker for this information notably from a major credit bureau (Experian), and retrieve the information through proprietary software that we developed and own.

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



ACCELERATED MARKET PRESENCE

Accufacts intends to continue the acceleration of its market presence throughout the United States and international markets. New marketing initiatives were approved by management for implementation in 2002 which are expected to significantly bolster our market presence and market awareness in capturing new business. In general, the Company is realigning specific program development strategies focusing on discrete market sectors. Proprietary research techniques are being implemented to facilitate the timely qualifying of opportunities and our proposal processes. Additionally, Accufacts plans to further expand and refine other marketing techniques. These will include:



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

QUALITY CLIENT SERVICE AND SUPPORT

In order to offer clients quality service and support, Accufacts has developed and will continue to enhance our client service and support program(s) including:


      o The availability of a client service representative twelve hours a day, Monday through Friday

      o In-house training of all client service representatives on Accufacts' products

      o    System quality control checks for Accufacts' products and services

      o    Minimum acceptable performance guidelines for employees.



MARKETING

Accufacts centers all marketing efforts in its Program Development department. Proprietary research tools and software are the cornerstone of our marketing activities. The Company has an extensive marketing training program that was established in 2001. Specific target research techniques are addressed as well as specific target qualification actions, industry/competition understanding, and proposal development skills. Additional Program Development/marketing activities include: direct marketing activities, exhibitions at trade shows, Internet vehicles, strategic public relations activities, market research results, and focused in-house research efforts to identify and capture new opportunities, especially involving large new accounts. The Company currently has four (4) employees involved in marketing activities.


CLIENTS

Accufacts has approximately 850 clients located throughout the United States. During each of the fiscal years ended December 31, 2002, 2001, and 2000 revenues were generated in all 50 states. No single client of the Company accounted for more than 5% of total revenues during the fiscal years ended December 31, 2002, 2001, or 2000.

The Company believes that it has very good relations with its clients. We frequently customize reports or other elements of our services to accommodate client needs. This places Accufacts in a unique position to maintain these clients in a long-term relationship.


GOVERNMENT REGULATION

Accufacts is a "consumer reporting agency" and is therefore subject to the provisions of the Fair Credit Reporting Act (FCRA), and is regulated by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act. Under the provisions of the FCRA, a consumer reporting agency may furnish a "consumer report" to a customer (other than a consumer or in response to a court order) only if such agency has reason to believe that the customer intends to use the information for a permissible purpose. Permissible purposes include use in connection with a credit transaction involving the consumer on whom the information is to be furnished or the review or collection of an account of the consumer or the legitimate need by the consumer for the information in connection with a business transaction concerning the consumer. The background checking reports of Accufacts are consumer reports for purposes of the FCRA. In addition, certain of Accufacts' consumer reports are "investigative consumer reports" within the meaning of that term under the FCRA. The FCRA also prohibits disclosure of obsolete information concerning a consumer. Obsolete information generally means information that is more than seven years old.

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

The Consumer Credit Reporting Reform Act (CCRRA) of 1996 amended the FCRA and added new requirements on consumer reporting agencies providing consumer reports for employment purposes. The requirements include:


      o Providing clients with a notification of their responsibilities under the FCRA

      o Obtaining certifications from clients that they are performing certain specific actions as required by the FCRA

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

In terms of direct competition to the Company, there are a large number of companies engaged in the sale of one or more of the background checking products that we sell. We believe that this number will increase. A significant number of these competitors are small companies operating on a local or regional basis. Additionally, some large companies are operating on a national scale. We believe that the background checking portion of our larger direct competitors' business is currently only a portion of their overall operations. Unlike some of our direct competitors, Accufacts serves as an intermediary for only two of its products -- credit reports and motor vehicle driving records -- and obtains the data for the remainder of its products directly from the source. We believe that this assists in establishing better response times, maintaining higher degrees of quality, and developing competitive pricing advantages. We also believe that we have a competitive advantage over many of our competitors because of the wide variety of products that we offer to customers, and because of our newly developed order entry and report retrieval system. However, many of our competitors have substantially greater financial and personnel resources than Accufacts. In addition, it is possible that one or more of our larger direct competitors could expand their background checking product line in the future.

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



ITEM 2.  DESCRIPTION OF PROPERTY


Accufacts maintains its corporate headquarters office at a 3,000 square foot facility located at 6 Greene Street, New York, NY 10013 pursuant to a lease agreement, dated April 1, 1997, with 6 Greene Street Associates, LLC. The lease, as amended, is for five years, expiring May 2003. The Company has the option to extend the lease subsequently, if desired. The rent is $2,500 per month, or $30,000 per year, including heat, and excluding electrical utilities.

Maglio-Accufacts, the wholly-owned subsidiary of Accufacts, and successor to Maglio, Inc., maintains a 2,960 square foot office located at 2180 West State Road 434, Suite 4150, Longwood, Florida 32779 pursuant to a lease agreement, dated May 28, 1998, as amended, between Maglio, Inc. and CB Sanlando Center, Inc, and assigned to Maglio-Accufacts. The lease agreement expires January 31, 2004. The monthly rent is $4,687 for the period from August 1, 2001 to July 31, 2002 and $4,872 for the period from August 1, 2002 to January 31, 2004.

Management considers present office space adequate to meet our foreseeable needs.



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



----------------------------------------------------------------------
                                    LOW BID PRICE*    HIGH BID PRICE*
----------------------------------------------------------------------
Fiscal 2002
----------------------------------------------------------------------

1st Quarter                        $   .1500             $    .4500

2nd Quarter                            .1200                  .3200

3rd Quarter                            .1000                  .3400

4th Quarter                            .2000                  .4500

----------------------------------------------------------------------


Fiscal 2001:

1st Quarter                        $   .1100             $   .4100

2nd Quarter                            .1700                 .3600

3rd Quarter                            .1700                 .2500

4th Quarter                            .1700                 .4000


-------------------------------------------

*Source: Historical prices from Yahoo! Finance

The Company believes that as of March 14 ,2003, there were approximately 850 holders of record of 6,721,913 shares of Common Stock, including holders that maintain their ownership in "Street-Name."



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



RECENT SALES OF UNREGISTERED SECURITIES

On October 13, 1999, the Company issued an aggregate of 177,471 shares of its common stock to Richard J. Maglio, the principal owner of Maglio, Inc., of which 174,971 shares were issued in connection with the acquisition of Maglio, Inc. by Maglio-Accufacts, and 2,500 shares in consideration for Mr. Maglio entering into a non-competition agreement with the Company. We relied upon Section 4 (2) promulgated under the Act in that such issuance did not involve a public offering.

On October 11, 1999, the Company issued to Richard J. Maglio, in connection with the acquisition of Maglio, Inc. by Maglio-Accufacts, an option to purchase up to 50,000 shares of common stock of Accufacts at a purchase price of $2.50 per share at any time commencing October 11, 2000 until, and including, October 11, 2002. The Company relied upon Section 4 (2) under the Act in that such issuance did not involve a public offering.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in this report may be deemed to be forward-looking statements that are made pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

Accufacts was founded in 1994 to provide pre-employment screenings and background checks for clients. Following a merger with Southern Cargo Company (a public shell) in 1998, we became a publicly traded company and changed the company name to Accufacts Pre-Employment Screening, Inc.

The forward looking statements contained herein do not necessarily reflect the anticipated results to our business and /or operations subsequent to the contemplated merger transaction (discussed SUPRA) whereby Accufacts would become a wholly-owned subsidiary of Kroll Background America and would cease to be a reporting company.

Fundamentally, the Accufacts business approach is to research and provide a variety of background and due diligence reports to clients regarding their employee candidates. These may include such items as: criminal background checks, Social Security number verifications, employment verifications, professional license verifications, education verifications, credit reports, driving records, and other reports. We believe that obtaining background checks is a proven, prudent part of a client's hiring process. Falsification of application information is not uncommon, and courts have held employers liable for harm caused by employees, especially when there is a pattern of behavior. Furthermore, statistics indicate that pre-employment screenings increase employee integrity and decrease turnover, which improves business performance.

The market for background checks/pre-employment screenings and related due diligence is highly competitive. Most competitors are small local firms, but a few large national companies exist in the market. Accufacts competes on both levels. Overall, we believe that we have developed proprietary software tools incorporating the latest information technologies. This enables our clients to submit orders and track the status of the search at any time. We customize reports upon request. We have an automated client service program that is available on-line, 24 hours a day, 7 days a week. This ensures the fastest response possible.

Our acquisition of Maglio, Inc. in 1999 increased our client base and provided additional resources that we believe will expand our position in the market. During 2002, we enhanced our client support technology and we are developing new product areas and technologies to offer clients in 2003.

The results of operations for fiscal year ended December 31, 2002 included revenues of $4,075,669. This is a decrease of 2.2% from the results of the period ended December 31, 2001. In general, this decrease in revenues was primarily due to a weak results experienced in the first and second quarters of 2002, at least in part stemming from the spillover effects of the terrorist attacks of September 11, 2001. The revenue gap between 2002 and 2001 closed significantly during the last quarters of 2002. Additionally, 2002 revenues reflect increases in new accounts somewhat off-set by the termination of accounts that were unprofitable to the Company.

Although revenues were down 2.2%, the Company's cost of services decreased 9.8%, from $ 3,212,519 in 2001 to $2,899,076 in 2002. A primary reason for this decrease was a reduction experienced in orders for criminal history checks, which in turn decreases outside research costs required to complete orders, as a percentage of revenues. These costs generally include mandated fees at courthouses for criminal searches and related other direct costs. The Company expects to continue to reduce the impact of these outside costs (as a percentage of revenues) during 2003.

General and administrative expenses rose in 2002 by 10.2%, or from $915,346 in 2001 to $1,008,382 in 2002. This increase is generally attributable to significant one-time costs for necessary legal and financial due diligence requirements associated with the pending Agreement and Plan of Merger between the Company and Kroll, Inc.

Accufacts realized an increase in net income from $ 30,776 in 2001, to $259,993 for 2002. A significant contributor to this increase was the reduction experienced in direct costs of services.

The average days outstanding of receivables was 53 days for the fiscal year ended December 31, 2002, as compared to 55 days for the fiscal year ended December 31, 2001, representing a decrease in the average time to collect accounts receivable. The Company regularly reviews its accounts receivable aging and has initiated specific policies and procedures to assist in timely collections.


LIQUIDITY AND CAPITAL RESOURCES

The Company's financing activities for the year ended December 31, 2002 included borrowing from a bank, stockholder loans, and net borrowings under capital lease obligations of $68,331. The Company's financing activities resulted in net cash provided by financing activities of $109,506 for the year ended December 31, 2002. The Company believes it will be able to fund its short-term cash needs through funds from operations and, if required, additional capital raising efforts.

The Company intends to increase its business through the use of operating profits and borrowings. The Company believes that its anticipated cash flow from operations and existing bank facilities will provide the liquidity to meet its current foreseeable cash needs for at least a year.

At December 31, 2002, the Company had total assets $1,490,762, compared with $1,320,298 at December 31, 2001, representing an increase of $170,464, or 12.9%. At December 31, 2002, the Company had total liabilities of $509,473, as compared to $599,002 at December 31, 2001, representing a decrease in liabilities of $89,529, or 14.9%.

Net cash provided by operations in fiscal year 2002 was $511,042 compared with $186,697 used in operations in 2001. The result was an increase in ending year cash from $40,629 in 2001 to $360,649 at the end of 2002.

The Company has a $75,000 line of credit with a bank through June 30, 2003. As of December 31, 2002, the Company had $64,549 outstanding on the line. The line bears interest at prime rate plus two (2) percent and is secured by substantially all of the assets of the Company and is personally guaranteed by a stockholder of the firm.

The Company also has a $25,000 business checking/overdraft line of credit with a bank. As of December 31, 2002, the Company had $6,060 outstanding against the line. It bears interest at prime rate plus six (6) percent and is secured by substantially all of the assets of the Company.

There have been no significant changes to internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


ITEM 7.  FINANCIAL STATEMENTS.

Consolidated Financial Statements are found immediately following the signature page of this Form on pages F-1 through F-14.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 17, 2002, by resolution of its Board of Directors, the Company resolved to change auditing firms and dismissed Cuthill & Eddy LLP and retained Tedder, James, Worden & Associates, P.A.

The report of Cuthill & Eddy on the Company's financial statements for the past two years did not contain an adverse or disclaimer of opinion and was not qualified or modified as to uncertainty audit scope or accounting principles. There were no disagreements with the Company's former accounting firm in any matter of accounting principles, practice, financil statement disclosures or auditing scope or procedures in connection with audits by the Company's former accounting firm for the two most recent fiscal years, and in any subsequent interim period preceeding the change of accounting firms.

On December 8, 2000, the Company, by resolution of its Board of Directors, resolved to change auditing firms and dismissed Marcum & Kliegman and retained Meeks, Dorman and Company P.A., which subsequently was merged with Cuthill & Eddy LLP.

The report of Cuthill & Eddy on the Company's financial statements for the past two (2) years did not contain adverse or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with the Company's former accounting firm in any matter of accounting principles, practices, financial statement disclosures, or auditing scope or procedures in connection with audits by the Company's former accounting firm for the two (2) most recent fiscal years, and in any subsequent interim period preceding such change of accounting firms.




                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


The directors and executive officers of Accufacts and Maglio-Accufacts are as follows:





                                                          DIRECTOR OF                           DIRECTOR OF
                             POSITION WITH                ACCUFACTS         POSITION WITH       MAGLIO-ACCUFACTS
NAME                  AGE    ACCUFACTS                      SINCE          MAGLIO-ACCUFACTS     SINCE
----                  ---    ---------                   ------------      ----------------     ------

Philip Luizzo          37    Chief Executive Officer,        1998          President and             1999
                             President and Chairman                        Director
                             Of the Board
John C. Svedese        42    Vice President and              1998          Vice President and        1999
                             Director                                      Director

Richard J. Maglio      56    Director                        2001          Vice President of         1999
                                                                           Operations and
                                    Director
Anthony J. Luizzo      61    Corporate Secretary and         1998          Corporate Secretary       1999
                             Director                                      and Director

James E. Patterson     51    Director                        2001          Director                  2001


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

James E. Patterson, has been a Director of Accufacts and Maglio-Accufacts since 2001. Mr. Patterson has over 25 years of experience as a corporate executive and is a noted management consultant and contributing writer. He is President and CEO of Vector Gp., an international consulting firm since 1997. He has served as a Director of Applied Management Corporation and is Chairman of the Board of the Theater at Holy Cross, a non-profit New York City theater organization specializing on new artists. He holds B.S and M.S. degrees in Economics and has completed extensive Ph.D. work in Economics.

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


ITEM 10.  EXECUTIVE COMPENSATION.

The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to the Chief Executive Officer and to the four most highly compensated executive officers other than the Chief Executive Officer whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 2002 (collectively, the "Named Executive Officers") for services during the fiscal years ended December 31, 2002, 2001, and 2000:





                           SUMMARY COMPENSATION TABLE


                               ANNUAL COMPENSATION
                               -------------------

                                                                                   OTHER ANNUAL
                                     FISCAL                                        COMPENSATION
NAME AND PRINCIPAL POSITION           YEAR         SALARY($)         BONUS($)         ($)(1)
---------------------------           ----         ---------         --------         ------
Philip Luizzo, President              2002          $182,325         $   0           $    0
            and                       2001          $173,643         $   0           $    0
Chief Executive Officer               2000          $165,375         $   0           $    0

---------
(1)        Includes a monthly car allowance of $700 per month.


Currently, the Directors of the Company are not compensated for serving on the Board of Directors.

On October 11, 1999, the Company entered into an employment agreement with Richard J. Maglio, the Vice President of Operations and a Director of Maglio-Accufacts. The term of the employment agreement was for three years, commencing October 11, 1999 until October 11, 2002, during which Mr. Maglio was employed as the Vice President of Operations of Maglio-Accufacts. Pursuant to the terms of the employment agreement, Mr. Maglio receives an annual base salary of $75,000, which is increased by a minimum of 4.0% for each subsequent year, and 3.0% of any profits of the Company in excess of $500,000. Mr. Maglio also received options to purchase up to 50,000 shares of Common Stock of Accufacts at a purchase price of $2.50 per share at any time commencing October 11, 2000 until October 11, 2002. No options were exercised. During the term of the employment agreement, Mr. Maglio was entitled to be reimbursed for automobile expenses not exceeding $521 per month and for expenses incurred in connection with his employment. Mr. Maglio's compensation under the foregoing employment agreement was $75,000 for the fiscal year ended December 31, 2002. Although, the term of Mr. Maglio's agreement has expired, he continues to be employed by the Company under the same terms and conditions of his prior employment agreement.

The shareholders of the Company, during the Annual Meeting in 2001, approved a Board resolution to implement an employee stock purchase plan. The plan became effective in January 2002 and was terminated by unanimous consent of the Board of Directors on December 31, 2002. Under the Stock Purchase Plan, the Company issued 67,086 shares of common stock to eight (8) participating employees after December 31, 2002.




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

John Svedese is employed as Vice President under an employment agreement dated September 1, 1998. The term of Mr. Svedese's agreement is five (5) years and provides for (i) an annual base salary of $50,000, plus a cost-of-living adjustment provision. He is entitled to receive his salary for a period of two
(2) years commencing on the date of termination or change-of-control, as the case may be.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of the Company's outstanding Common Stock as of March 14, 2003, by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) each Named Executive Officer,
(iii) each of the Company's directors and (iv) all executive officers and directors as a group. Unless otherwise indicated below, all persons listed have sole voting and investment power with respect to their shares of Common Stock except to the extent that authority is shared by spouses under applicable law.




                                                 AMOUNT OF            AMOUNT OF           PERCENTAGE OF CLASS
NAME AND ADDRESS OF BENEFICIAL OWNER (1)     COMMON STOCK OWNED    OPTIONS AWARDED (2)             (3)
----------------------------------------     ------------------    -------------------    --------------------
Philip Luizzo                                       3,770,000            30,000                   56.53%
John C. Svedese                                        10,754            15,000                      *
Richard J. Maglio(4)                                  177,471             --                       2.64%
Anthony J. Luizzo                                      10,754             --                         *
James E. Patterson                                     27,356            30,000                      *
All executive officers and directors
      as a group                                    3,996,335            75,000                   60.57%

--------------------
 *Denotes less than 1%.

--------------------
(1) Unless otherwise noted, the address for each individual is in care of Accufacts Pre-Employment Screening, Inc., 6 Greene Street, New York, New York 10013.

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

(3)        Based on 6,721,913 shares of Common Stock as of March 14, 2003.

(4) Address for reporting person is c/o Maglio-Accufacts Pre-Employment Screening, Inc., 2180 West State Road 434, Suite 4150, Longwood, Florida
           32779



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                      None.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits are incorporated by reference to the Index of Exhibits provided at the end of this Report on Form 10-KSB. Also incorporated by reference are all exhibits filed on the Company's Registration Statement on Form 10-SB.

b) A current report on Form 8-K dated February 28, 2003 and filed March 4, 2003 reported that the Company, Kroll Background America, Inc.
           (KBA) and Accufacts Acquisition Corp., a wholly owned subsidiary of KBA amended the Agreement and Plan of Merger previously entered into November 20, 2002, whereby the deadline for the effective time for the contemplated merger transaction in which Accufacts would become a wholly-owned subsidiary of KBA has been extended from February 28, 2003 to May 31, 2003.


                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Accufacts Pre-Employment Screening, Inc. Date: March 28, 2003




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





/S/ PHILIP LUIZZO                            DATE: MARCH 28, 2003
-----------
PHILIP LUIZZO
PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

/S/ JOHN C. SVEDESE                          DATE: MARCH 28, 2003
-------------------
JOHN C. SVEDESE
VICE PRESIDENT AND DIRECTOR

/S/ JAMES E. PATTERSON                       DATE: MARCH 28, 2003
----------------------
JAMES E. PATTERSON
DIRECTOR

/S/ RICHARD J. MAGLIO                        DATE: MARCH 28, 2003
---------------------
RICHARD J. MAGLIO
DIRECTOR

/S/ ANTHONY LUIZZO                           DATE: MARCH 28, 2003
------------------
ANTHONY LUIZZO
SECRETARY AND DIRECTOR

                               INDEX OF EXHIBITS



           EXHIBIT
           NUMBER              DESCRIPTION OF EXHIBIT
           ------              ----------------------

2.1 Plan and Agreement of Merger of Maglio, Inc. and Maglio-Accufacts Pre-Employment Screening, Inc., dated October 11, 1999, by and among Accufacts Pre-Employment Screening, Inc., Maglio-Accufacts Pre-Employment Screening, Inc., and Maglio, Inc. (1)


2.2 Supplemental Agreement, dated as of October 11, 1999, by and among Accufacts Pre-Employment Screenings, Inc., Maglio, Inc., Maglio-Accufacts Pre-Employment Screening, Inc., and Richard J. Maglio. (1)

2.3 Agreement and Plan of Merger dated as of November 20, 2002 by and between Accufacts Pre- Employment Screening, Inc., Kroll Background America, Inc, and Accufacts Acquisition Corp., a wholly-owned subsidiary of Kroll Background America, Inc. (8)


2.4 Extension of Agreement and Plan of Merger dated as of February 28, 2003 by and between Accufacts Pre- Employment Screening, Inc., Kroll Background America, Inc, and Accufacts Acquisition Corp., a wholly-owned subsidiary of Kroll Background America, Inc. (8)


3.1        Articles of Incorporation of Accufacts Pre-Employment Screening, Inc.
           and Certificate of Merger (2)

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

16.3       Letter on Change in Certifying Accountant (7)

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

      (7) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated July 17, 2002, filed with the Securities and Exchange Commission on July 19, 2002 and is incorporated by reference herein.

      (8) Filed as an exhibit to the Registrant's Current Report on Form 8-K Dated February 28, 2003, filed with Securities and Exchange Commission on March 4, 2003.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Stockholders and Board of Directors of Accufacts Pre-Employment Screening, Inc. and Subsidiary
New York, NY


We have audited the accompanying consolidated balance sheet of Accufacts Pre-Employment Screening, Inc. and Subsidiary as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accufacts Pre-Employment Screening, Inc. and Subsidiary at December 31, 2002, and the results of their consolidated operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for goodwill and intangible assets.




/s/ Tedder, James, Worden & Associates, P.A.
Orlando, Florida

January 30, 2003, except as to the paragraph entitled Consulting Agreement and
Note 6, which is as of March 28, 2003





                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2002


                                     ASSETS

Current assets:

    Cash                                                            $   360,649
    Accounts receivable, net of allowance for
        doubtful accounts of $26,000                                    535,137
    Prepaid expense                                                       5,735
                                                                    -----------
            Total current assets                                        901,521
                                                                    -----------

Property and equipment, net                                             306,257
                                                                    -----------

Other assets:
    Security deposits                                                     8,543
    Goodwill                                                            125,543
    Intangible assets, net                                                1,598
    Deferred taxes                                                      147,300
                                                                    -----------
            Total other assets                                          282,984
                                                                    -----------

            Total assets                                            $ 1,490,762
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Lines of credit                                                 $    70,609
    Current maturities of capital lease obligations                      13,043
    Accounts payable                                                    225,122
    Accrued expenses                                                     54,884
    Income taxes payable                                                 26,500
    Deferred taxes                                                       95,800
    Other current liabilities                                             8,077
                                                                    -----------

            Total current liabilities                                   494,035

Other liabilities:
    Capital lease obligations, less current maturities                   15,438
                                                                    -----------
            Total liabilities                                           509,473
                                                                    -----------

Commitments                                                                --

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares
        authorized, none issued or outstanding                             --
    Common stock, $.01 par value, 50,000,000 shares
        authorized, 6,627,471 issued and outstanding                     66,275
    Additional paid-in capital                                        1,319,821
    Accumulated deficit                                                (404,807)
                                                                    -----------
            Total stockholders' equity                                  981,289
                                                                    -----------

            Total liabilities and stockholders' equity              $ 1,490,762
                                                                    ===========





                 See accompanying notes to financial statements.





                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                      2002             2001
                                                 --------------   ------------


Revenue                                            $ 4,075,669      $ 4,169,138
Cost of services                                     2,899,076        3,212,519
                                                   -----------      -----------

Gross profit                                         1,176,593          956,619

Operating expenses:
    General and administrative                       1,008,382          915,346
                                                   -----------      -----------

Operating income                                       168,211           41,273

Other income (expense):
    Other income                                         2,304             --
    Proceeds from grants                                83,234             --
    Amortization expense                                (5,188)            --
    Interest expense, net                              (13,568)         (10,497)
                                                   -----------      -----------

Income before income taxes                             234,993           30,776

Income tax (benefit)                                   (25,000)            --
                                                   -----------      -----------

Net income                                         $   259,993           30,776
                                                   ===========      ===========

Net income per share, basic and diluted            $       .04      $       .01
                                                   ===========      ===========

Weighted average number of common
    shares outstanding, basic and diluted            6,627,471        6,627,471
                                                   ===========      ===========









                 See accompanying notes to financial statements.







                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                    COMMON STOCK
                                -------------------    CAPITAL       ACCUM-
                                 SHARES                IN EXCESS     ULATED
                                 ISSUED   PAR VALUE    PAR VALUE     DEFICIT      TOTAL
                               ---------  ---------   -----------    ---------   ---------



Balance at December 31, 2000   6,627,471   $66,275   $1,319,821   $(695,576)   $  690,520

Net loss                            --        --           --        30,776        30,776
                               ---------   -------   ----------   ---------    ----------

Balance at December 31, 2001   6,627,471    66,275    1,319,821    (664,800)      721,296

Net income                          --        --           --       259,993       259,993
                               ---------   -------   ----------   ---------    ----------

Balance at December 31, 2002   6,627,471   $66,275   $1,319,821   $(404,807)   $  981,289
                               =========   =======   ==========   =========    ==========










                 See accompanying notes to financial statements.






                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                   2002       2001
                                                                ---------   ----------

Cash flows from operating activities:

    Net income                                                 $ 259,993    $  30,776
    Adjustments to reconcile net income to
        net cash provided by (used in) operating activities:
            Depreciation and amortization                        202,405      179,513
            Provision for deferred income taxes                  (51,500)        --
                Decrease in accounts receivable                  140,698        8,474
            (Increase) decrease in prepaid expense                (5,735)       9,865
            Decrease in accounts payable
                 and accrued expenses                            (69,396)    (415,325)
            Increase in income taxes payable                      26,500         --
            Increase in other current liabilities                  8,077         --
                                                               ---------    ---------
                Total adjustments                                251,049     (217,473)
                                                               ---------    ---------
                Net cash provided by (used in)
                    operating activities                         511,042     (186,697)
                                                               ---------    ---------

Cash flows from investing activities:
    Purchases of property and equipment                          (40,512)    (116,534)
                                                               ---------    ---------
                Net cash used in investing activities            (40,512)    (116,534)
                                                               ---------    ---------

Cash flows from financing activities:
    Repayments on capital lease obligations                      (12,440)      (9,130)
    Net (repayments) borrowings on lines of credit               (16,790)      28,636
    Net (repayments) proceeds of stockholder loans              (121,280)      90,000
                                                               ---------    ---------
                Net cash provided by (used in)
                    financing activities                        (150,510)     109,506
                                                               ---------    ---------

Net increase (decrease) in cash                                  320,020     (193,725)

Cash, beginning of year                                           40,629      234,354
                                                               ---------    ---------

Cash, end of year                                              $ 360,649    $  40,629
                                                               =========    =========

Supplemental disclosures:
    Interest paid                                              $  13,695    $  10,497
                                                               =========    =========

    Non-cash financing activities:
        Capital lease obligations                              $    --      $   4,142
                                                               =========    =========







                 See accompanying notes to financial statements.


                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


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

    Advertising cost
        Advertising costs are expensed as incurred. For the years ended December 31, 2002 and 2001, advertising expense was $3,713 and $9,137, respectively.

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

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


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

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


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

     Goodwill and Intangible Assets:

             In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Intangible Assets". SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires recognized intangible assets determined to have a finite useful life be amortized over their respectful estimated useful lives and reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets". Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the Standard until its life is determined to no longer be indefinite.

             In connection with the transitional impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there is an indication that goodwill was impaired as of January 1, 2002, the date of the adoption of the provisions of SFAS No. 142. The impairment test performed indicated that an impairment did not exist and, accordingly, there was no cumulative effect of a change in accounting principle. During the year ended December 31, 2002, there were no changes in the carrying amount of goodwill.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


1. Summary of significant accounting policies - continued:

    Recent accounting pronouncements:

           In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of long-lived assets, except for certain obligations and lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of SFAS No. 143 will have a material impact on our financial position or results of operations.

           Also in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which established one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No.30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Seqment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 also amends ARB No.51, "Consolidated Financial Statements", to eliminate the exception to consolidation of a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 became effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 has had no impact on the Company's financial position or results of operations.

           In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt" and an amendment of that Statement and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets for Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or decide their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 will have a material impact on its financial position or results of operations.

           In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 requires that costs associated with exit and disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit and disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

2. Property and equipment:

        Property and equipment is comprised of the following at December 31, 2002:

                                                                  ESTIMATED
                                                  AMOUNT        USEFUL LIVES
                                                  ------        ------------

           Furniture and fixtures           $        71,646        7 years
           Computer equipment                       147,733        5 years
           Telephone equipment                       25,292        5 years
           Other office equipment                    60,946        5 years
           Computer software                        528,587        3 years
                                            ---------------
                                                    834,204
           Less: accumulated depreciation          (527,947)
                                            ---------------
           Property and equipment, net      $       306,257
                                            ===============

        Depreciation expense for the years ended December 31, 2002 and 2001 amounted to $197,218 and $166,886, respectively.

3. Intangible assets:

        Intangible assets at December 31, 2002 consists of the following:

                                                                 ESTIMATED
                                                   AMOUNT      USEFUL LIVES
                                                   ------      ------------

            Customer lists                    $        19,000    5 years
            Non-competition covenant                    5,313    3 years
                                              ---------------
                                                       24,313
            Less: accumulated amortization            (22,715)
                                              ---------------

            Intangible assets, net            $         1,598
                                              ===============


        Amortization expense for the years ended December 31, 2002 and 2001 amounted to $5,188 and $12,627, respectively.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


4. Lines of credit:

        The Company has a $75,000 line of credit with a bank that is due on demand. The line bears interest at prime plus 2% (6.25% at December 31, 2002), payable monthly, is collateralized by substantially all of the assets of the Company and is personally guaranteed by a stockholder of the Company. The Company had $64,549 outstanding on the line of credit at December 31, 2002.

        The Company also has a $25,000 business checking line of credit with a bank that is due on demand. The credit line bears interest at prime plus 6% (10.25% at December 31, 2002), payable monthly, and is collateralized by substantially all of the assets of the Company. The Company had $6,060 outstanding at December 31, 2002.

5. Income taxes:

        The Company prepares its income tax returns on the cash basis of accounting and its financial statements on the accrual basis of accounting which results in temporary tax timing differences.

        The income tax expense (benefit) for the years ended December 31, 2002 and 2001 consists of the following:

                                              2002                 2001
                                         ---------------      ---------------
                     Current:
                        Federal          $             -      $             -
                        State                     26,500                    -

                     Deferred:
                        Federal                  (34,200)                   -
                        State                    (17,300)                   -
                                         ---------------      ---------------

                                         $       (25,000)     $             -
                                         ===============      ===============

        The components of the net deferred tax asset at December 31, 2002 consist of the following:

          Cash basis accounting adjustment                $   (95,800)
          Tax basis depreciation and amortization             (22,800)
          Net operating loss carryforward                     170,100
                                                          ---------------
                                                               51,500
          Less: valuation allowance                                 -
                                                          ---------------

          Net deferred tax asset                          $    51,500
                                                          ===============

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


5. Income taxes - continued:

        The net change in the valuation allowance was $138,000 resulting from managements' expectation that it is more likely than not that the Company will be able to realize the benefits of net operating loss carryforwards in future years.

        The following is a reconciliation of income tax computed at the Federal Statutory rate to the provisions for taxes:


                                                       2002           2001
                                                   ------------  ------------
           Income tax (benefit) computed at
               federal statutory rate              $     80,000  $      7,000
           State income tax, net of federal
               tax benefit                                6,000             -
           Change in valuation allowance               (112,000)       (7,000)
           Permanent differences                          1,000         1,000
           Other                                              -        (1,000)
                                                   ------------  ------------

                                                   $    (25,000) $          -
                                                   ============  ============

        At December 31, 2002, based upon tax returns filed and to be filed, the Company has net operating loss carryforwards for federal tax purposes of approximately $364,000 which will expire in the year 2019.

6. Commitments:

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

        Property included under capital leases at December 31, 2002 is as follows:

                     Computer equipment                    $            29,457
                     Telephone equipment                                21,677
                                                           -------------------
                                                                        51,134
                     Less accumulated depreciation                     (26,511)
                                                           -------------------

                                                           $            24,623
                                                           ===================

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

6. Commitments - continued:

        Future minimum lease payments under capital leases as of December 31, 2002 are as follows:

                        PRINCIPAL             INTEREST             TOTAL
                     --------------       --------------     --------------

            2003             13,043                4,054             17,097
            2004             12,168                1,853             14,021
            2005              3,270                  194              3,464
                     --------------       --------------     --------------

                     $       28,481       $        6,101     $       34,582
                     ==============       ==============     ==============

        Interest rates on the capitalized leases range from 9.0% to 23.4%, respectively, and interest is imputed based on the lessor's implicit rate of return. Monthly payments range from $499 to $693 per month.

    Operating lease agreements:
        The Company is obligated under noncancelable operating leases for office space, office equipment, and vehicles expiring through September 2004. Rent expense for the years ended December 31, 2002 and 2001 was $122,641 and $111,246, respectively.

        Future minimum rental payments under the above noncancelable operating leases as of December 31, 2002 are as follows:

                   2003                 $            85,174
                   2004                               8,647
                                        -------------------

                                        $            93,821
                                        ===================

    Employment agreements:
        On September 1, 1998, the Company entered into two five-year employment agreements with two officers whereby the Company will pay a total salary of approximately $200,000 per annum plus a bonus to the senior officer based on 10% of any profits in excess of earnings, interest taxes and depreciation of $500,000. At December 31, 2002, total future minimum commitments under these two agreements are $159,412.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

6. Commitments - continued:

    Consulting agreement:
           The Company had a one-year management consulting agreement in place calling for the payment of $3,800 per month expiring in July 2002. The agreement also provided that the consultant was eligible for a bonus at the end of 2001 and again at the mid-point of 2002 provided that the Company has at least $220,000 in operating income at the end of 2001, and a minimum of $240,000 in operating income for the first half of 2002. The bonus is determined at the Company's sole discretion and was not met in 2001 or 2002. The Company has also granted stock options to purchase 140,000 shares of common stock at an exercise price of $.35 per share, and another 140,000 shares of common stock at $.50 per share. All options granted and vested on a quarterly basis over the duration of the agreement, with the options expiring in February 2003. In February 2003, the options for 140,000 shares were exercised under provisions of the agreement allowing a cashless exercise of the options. Based on a market price on date of exercise of $0.435 per share and a strike price of $0.35 per share, 27,356 shares were issued.

    Plan of Merger:
           On November 20, 2002, Accufacts entered into an Agreement and Plan of Merger with Kroll Background America, Inc. (KBA) and Accufacts Acquisition Corp., a wholly-owned subsidiary of KBA. Subject to the terms of the merger agreement, KBA will acquire all outstanding shares of our common stock at a price of $ 0.47 per share, and Accufacts will become a wholly-owned subsidiary of KBA. The merger is subject to certain customary closing conditions, including the approval by shareholders holding a majority of all of our issued and outstanding stock. We intend to solicit proxies from our shareholders for approval of this transaction.

7. Employee Stock Purchase Plan:

           Under its employee stock purchase plan, the Company is authorized to issue up to 200,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Employees can choose each quarter to have between 2% and 10% of their earnings withheld to purchase the Company's stock. Funds are held and options outstanding at the end of a quarter are automatically exercised at an exercise price equal to the lesser of eighty-five percent (85%) of the fair (market) value of the shares at (i) the beginning of a quarter or (ii) the end of the quarter. Under the plan, the Company received deposits for the purchase of 67,086 shares in 2002. A liability of $8,077 is included in the consolidated balance sheet as other liabilities, representing amounts withheld from employee earnings during the year for which shares had not been issued as of December 31, 2002. As is permitted by generally accepted accounting principles, the Company follows the provisions of APB Opinion No. 25 in accounting for the plan and, accordingly, no compensation expense has been recognized. Proforma amounts are not included as they are immaterial.