Form 10QSB
period 2003-03-31
ACCUFACTS PRE EMPLOYMENT SCREENING INC
filed 2003-05-15
CIK 1085545

ACCUFACTS PRE EMPLOYMENT SCREENING INC



                              FILING TYPE:  10QSB
                              DESCRIPTION:  QUARTERLY REPORT
                              FILING DATE:  MAY 15, 2003
                              PERIOD END:  MAR 31, 2003


                PRIMARY EXCHANGE: OVER THE COUNTER BULLETIN BOARD
                          TICKER:  APES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

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

Yes _X_    No___



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           TITLE OF EACH CLASS            SHARES OUTSTANDING AS OF MAY 12,2003

      Common Stock, par                        6,721,913
      Value $.01 per share


Transitional Small Business Disclosure Format (check one):

Yes___     No_X_

                     ACCUFACTS PRE-EMPLOYMENT SCREENING, INC

                                      INDEX



PART I     FINANCIAL INFORMATION                                            PAGE

Item 1.    Financial Statements

           Consolidated Condensed Balance Sheet as of March 31, 2003          1
               and December 31, 2002.

           Consolidated Condensed Statements of Operations
               for the Three Months Ended March 31, 2003 and 2002             2


           Consolidated Statements of Cash Flows for the Three Months         3
               Ended March 31, 2003 and 2002

           Notes to Financial Statements                                      4


Item 2.    Management's Discussion and Analysis or Plan of Operation          5


Item 3.    Controls and Procedures                                            7


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                  7

Item 2.    Change in Securities                                               7

Item 3.    Defaults Upon Senior Securities                                    7

Item 4.    Submission of Matters to a Vote of Security Holders                7

Item 5.    Other Information                                                  7

Item 6.    Exhibits and Reports on Form 8-K                                   8

           Signature                                                          9

                                     PART I

                              FINANCIAL INFORMATION





ITEM 1.    FINANCIAL STATEMENTS



                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                     ASSETS

                                                     MARCH 31,       DECEMBER 31,
                                                       2003             2002
                                                    (UNAUDITED)      (AUDITED)


CURRENT ASSETS:


    Cash                                            $  331,342        $  360,649
    Accounts receivable, net of allowance of
       doubtful accounts of $26,000                    485,610           535,137
    Prepaid expense                                     46,253             5,735
                                                    ----------        ----------

        TOTAL CURRENT ASSETS                           863,205           901,521

Property and equipment, net                            270,441           306,257

Other assets:
    Security deposits                                    8,543             8,543
    Goodwill                                           125,543           125,543
    Intangible assets, net                               1,123             1,598
    Deferred taxes                                     132,600           147,300
                                                    ----------        ----------

        TOTAL OTHER ASSETS                             267,809           282,984
                                                    ----------        ----------

TOTAL ASSETS                                        $1,401,455        $1,490,762
                                                    ==========        ==========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Line of credit                                  $       932      $    70,609
    Current maturities of capital lease obligations      13,567           13,043
    Accounts payable                                    187,330          225,122
    Accrued expenses                                     71,463           54,884
    Income taxes payable                                  3,172           26,500
    Deferred taxes                                       95,800           95,800
    Other current liabilities                                --            8,077
                                                    -----------      -----------
        TOTAL CURRENT LIABILITIES                       372,264          494,035

Other liabilities:
    Capital lease obligations,
     less current maturities                             11,843           15,438
                                                    -----------      -----------
        TOTAL LIABILITIES                               384,107          509,473

Commitments

Stockholders' equity:
    Preferred stock                                       ---              ---
    Common stock                                         67,219           66,275
    Additional paid-in-capital                        1,326,953        1,319,821
    Accumulated deficit                                (376,824)        (404,807)
                                                    -----------      -----------
        TOTAL STOCKHOLDERS' EQUITY                    1,017,348          981,289
                                                    -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 1,401,455      $ 1,490,762
                                                    =========        ===========


See accompanying notes to consolidated condensed financial statements.





                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                       -------------------------
                                                               MARCH 31,
                                                           2003         2002
                                                       -------------------------





Revenue                                               $   930,835    $   914,253
Cost of services                                          664,178        666,321
                                                      -----------    -----------

Gross profit                                              266,657        247,932
                                                      -----------    -----------
Operating expenses:
    General & administrative                              222,020        235,380
                                                      -----------    -----------

Operating income                                           44,637         12,552

Other income (expense):
    Other income                                            1,483              5
    Amortization expense                                     (475)        (6,524)
    Interest expense, net                                    (762)          (191)
                                                      -----------    -----------
                                                              246         (6,710)
                                                      -----------    -----------


Income before income taxes                                 44,883          5,842

Income tax expense                                         16,900             --
                                                      -----------    -----------

Net income                                            $    27,983    $     5,842
                                                      ===========    ===========


Weighted average number of common
    shares outstanding, basic and diluted               6,721,913      6,627,471
                                                      ===========    ===========


Net income per share, basic and diluted               $      0.00    $      0.00
                                                      ===========    ===========





See accompanying notes to consolidated condensed financial statements.







                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                    ------------------------------
                                                                       MARCH 31,      MARCH 31,
                                                                         2003           2002
                                                                    ------------------------------



CASH FLOWS FROM OPERATING ACTIVITIES:


   Net income                                                       $    27,983      $    5,842

   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                    51,505          55,516
        Provision for deferred income taxes                              14,700              --
        Changes in current assets and liabilities                      ( 35,532)       ( 32,521)
                                                                       ---------      ---------

           Total adjustments                                             30,673          22,995
                                                                       ---------      ---------

Net cash provided by operating activities                                58,656          28,837

Cash flows from investing activities:
   Purchases of property and equipment                                 ( 15,214)             --
                                                                       ---------      ---------

Net cash used in investing activities                                  ( 15,214)             --

Cash flows from financing activities:
   Repayments on capital lease obligations                             (  3,072)       (  1,736)
   Net repayments on lines of credit                                   ( 69,677)       (  1,629)
                                                                      ---------       ---------

Net cash used in financing activities                                  ( 72,749)       (  3,365)
                                                                      ---------       ---------

Net (decrease) increase                                                ( 29,307)         25,472

Cash - beginning of period                                              360,649          40,629
                                                                      ---------       ---------

Cash - end of period                                                  $ 331,342       $  66,101
                                                                      =========       =========

Supplemental disclosures:
   Interest paid                                                      $     762       $     191
                                                                      =========       =========
   Income taxes paid                                                  $  25,582       $      --
                                                                      =========       =========

   Non-cash financing activities:

      Issuance of common stock from other
         current liabilities                                          $   8,077       $      --
                                                                      =========       =========
      Issuance of common stock through
         paid-in capital                                            $     273       $      --
                                                                      =========       =========


See accompanying notes to consolidated condensed financial statements


                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


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

The financial statements included herein should be read in conjunction with the financial statements included in the Company's Form 10-KSB as of December 31, 2002 and for the years ended December 31, 2002 and 2001 filed with the Securities and Exchange Commission on March 31, 2003.



2. RECENT FINANCIAL ACCOUNTING STANDARDS

In August 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, the Company adopted this new accounting standard on January 1, 2003. The impact of adopting this pronouncement was not material.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt" and an amendment of that Statement and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets for Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or decide their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The impact of adopting this pronouncement was not material.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 requires that costs associated with exit and disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit and disposal activities initiated after December 31, 2002. The impact of adopting this pronouncement was not material.

FASB Statement (FAS) 148, "Accounting for Stock-Based Compensation Transition and Disclosure," was issued in December 2002. It applies to annual financial statements for the fiscal years ending after December 15, 2002 and to interim financial statements for interim periods beginning after December 15, 2002. FAS 148 requires more prominent disclosure of how an entity's Accounting policy for compensation affects net income; amends FAS 123 to provide three choices Regarding how to adopt FAS 123; and amends APB 28, Interim Financial Reporting, to require companies still using APB Opinion 25 for stock-based compensation to provide tabular disclosure In interim financial statements of the effects that using FAS 123 would have on compensation expense, net income, and earnings per share. The impact of adopting this statement was not material.

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

           On October 13, 1999, Accufacts acquired all of the net assets of Maglio, Inc. ("Maglio"), a Florida corporation, by merging Maglio with and into Maglio-Accufacts Pre-Employment Screening, Inc., a wholly-owned subsidiary established by Accufacts. The acquisition was accounted for using the purchase method of accounting and was completed by issuing 177,471 shares of APES common stock consisting of 174,971 shares of common stock in consideration for the acquisition and 2,500 shares of common stock in consideration for a stockholder of Maglio entering into a non-compete agreement. The excess of the purchase price over the fair value of the net assets acquired was $141,125. At the adoption of SFAS 142, the unamortized balance of net assets acquired was $125,543. The fair value of the non-competition agreement was $5,313 and was amortized using the straight-line method over the term of the agreement.

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

           Revenues for the three months ended March 31, 2003 were $ 930,835. This is an increase of 1.8 percent from the results for the same period in 2002, when revenues were $914,253. In general, this increase was due to initial results of new business efforts. We closed on several new accounts after the first of the year and revenues were beginning to be realized late in the first quarter.

           Cost of services for the three months ended March 31, 2003 was $664,178, down $2,143, or less than one (1) percent from $666,321, the cost of sales for the three months ended March 31, 2002. As noted, revenues were up slightly for the period while cost of services were down slightly. This relative leveling of our cost of services continues to reflect the Company's improvements in operating efficiencies, which management expects to continue.

           General and Administrative (G&A) expenses for the three months ended March 31, 2003 were $222,020. This is a reduction of $ 13,360 or 5.7 percent from the $235,380 realized in 2002. This decrease was generally due to continuing efficiencies realized in administrative/financial areas of the Company.

           Operating income for the quarter ended March 31, 2003 was $44,637. This is $32,085 more than the operating income of $12,552 generated for the same period in 2002. The aforementioned improvements in cost of services and G&A were the primary factors in realizing this improved level of operating income.

           Net cash provided by operating activities for the three months ended March 31, 2003 was $58,656, an increase of $29,819 and more than double the $ 28,837 provided for the three-month period ended March 31, 2002.

           The Company intends to increase its business through the use of operating profits, borrowings, and additional capital raisings. The Company believes that its anticipated cash flow from operations as well as availability of funds from existing bank facilities will provide the liquidity to meet current foreseeable cash needs.

           At March 31, 2003, Accufacts had total assets of $1,401,455, compared with $1,490,762 at December 31, 2002. For the same periods, the company had total liabilities of $384,107 at March 31, 2003 compared to $509,473 at December 31, 2002.

           The Company has a $75,000 line of credit with Chase Manhattan Bank through June 30, 2003. As of March 31, 2003, there was zero dollars outstanding on the line. The line bears interest at the prime rate plus two (2) percent, and is collateralized by the assets of the Company and is personally guaranteed by a stockholder. The Company also has a $25,000 business checking/overdraft line of credit. It bears interest at the prime rate plus six (6) percent and is collateralized by the assets of the Company.



ITEM 3.   Controls and Procedures.

           The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the executive officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

           There have not been any significant changes in the Company's internal controls or other factors that could affect these controls subsequent to the date of evaluation.



                                     PART II

                                OTHER INFORMATION




Item 1. Legal Proceedings.

           Not applicable.


Item 2.  Changes in Securities and Use or Proceeds

           Not applicable.


Item 3.   Defaults Upon Senior Securities.

           Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders.

           Not applicable.



Item 5.   Other Information.

           On April 16, 2003, the Company, Kroll Background America, Inc., and Accufacts Acquisition Corp. mutually agreed that it was in the best interest of each of the parties to the Agreement and Plan of Merger dated as of November 20, 2002 and amended February 27, 2003 to terminate the Merger Agreement.

Item 6.  Exhibits and Reports on Form 8-K



(a)        Exhibits


           NUMBER              DESCRIPTION OF EXHIBIT

2.1 Plan and Agreement of Merger of Maglio, Inc. and Maglio-Accufacts Pre-Employment Screening, Inc., dated October 11, 1999, by and among Accufacts Pre-Employment Screening, Inc., Maglio-Accufacts Pre-Employment Screening, Inc., and Maglio, Inc. (1)
2.2 Supplemental Agreement, dated as of October 11, 1999, by and among Accufacts Pre-Employment Screenings, Inc., Maglio, Inc., Maglio-Accufacts Pre-Employment Screening, Inc., and Richard J. Maglio. (1)
2.3 Agreement and Plan of Merger dated as of November 20, 2002 by and between Accufacts Pre-Employment Screening, Kroll Background America, Inc., and Accufacts Acquisition Corp. (8)
2.4 Extension of Agreement and Plan of Merger dated as of February 27, 2003 by and Between Accufacts Pre-Employment Screening, Kroll Background America, Inc., and Accufacts Acquisition Corp. (8)
2.5 Termination of Agreement and Plan of Merger dated as of April 16, 2003 by and between Accufacts Pre-Employment Screening, Kroll Background America, Inc., and Accufacts Acquisition Corp. (9)
3.1        Articles of Incorporation of Accufacts Pre-Employment Screening, Inc.
           and Certificate of Merger (2)
3.2        By-laws of Accufacts Pre-Employment Screening, Inc. (2)
3.3 Certificate of Incorporation of Maglio-Accufacts Pre-Employment Screening, Inc. (4)
3.4        By-laws of Maglio-Accufacts Pre-Employment Screening, Inc. (4)
3.5        Amendment to By-laws of Accufacts Pre-Employment Screening, Inc. (7)
4.1 Specimen of Common Stock Certificate of Accufacts Pre-Employment Screening, Inc. (2)
4.2 Asset Purchase Agreement dated August 26, 1998 between Southern Cargo, Inc. and Accufacts Pre-Employment Screening, Inc. (2)
4.3 Shareholder Rights and Registration Rights Agreement, dated as of October 11, 1999, by and between Accufacts Pre-Employment Screening, Inc. and Richard J. Maglio (1)
10.1 Employment Agreement, dated September 1, 1998, between the Registrant and Philip Luizzo (2)
10.2 Amendment, dated October 5, 1999, to the Employment Agreement, dated September 1, 1998, between the Registrant and Philip Luizzo (3)
10.3 Employment Agreement, dated September 1, 1998, between the Registrant and John Svedese (2)
10.4 Employment Agreement, dated October 11, 1999, by and among the Registrant, Maglio- Accufacts Pre-Employment Screening, Inc., and Richard J. Maglio (4)
10.5 Lease Agreement, dated April 1, 1997, between the Registrant and 6 Greene Street Associates, LLC, as amended (4)
10.6 Lease Agreement, dated August 28, 1998, between Maglio, Inc. and CB Sanlando Center, Inc. (4)
16.1       Letter on Change in Certifying Accountant  (5)
16.2       Letter on Change in Certifying Accountant  (6)
21.1       List of Subsidiaries (4)

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

(7) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB filed with the Security and Exchange Commission on May 21, 2001.

(8) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated February 28, 2003, filed with the Securities and Exchange Commission on March 4, 2003 and is incorporated by reference herein.

(9) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated April 16, 2003, filed with the Securities and Exchange Commission on April 22, 2003 and is incorporated by reference herein.




(b)        Reports on Form 8-K


           A Form 8-K dated February 28, 2003 regarding an Amendment to the Agreement and Plan of Merger previously entered into by the Company, Kroll Background America, Inc., and Accufacts Acquisition Corp. extending the date for completion of the contemplated transaction was filed March 4, 2003.

           A Form 8-K dated April 16, 2003 reporting that the Company, Kroll Background America, Inc., and Accufacts Acquisition Corp. mutually agreed that it would be in the best interest of the parties to terminate the Agreement and Plan of Merger was filed April 22, 2003.

                                    Signature


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Accufacts Pre-Employment Screening, Inc.



                                By: /s/ PHILIP LUIZZO
                                ---------------------
                                 Philip Luizzo, Chairman,
                                 Chief Executive Officer, and
                                 President



Date: May 15, 2003

                            CERTIFICATION PURSUANT TO
                         THE SARBANES-OXLEY ACT OF 2002

I, Philip Luizzo, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Accufacts Pre-Employment Screening, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and


           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):


           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15,  2003




/S/ PHILIP LUIZZO
-----------------
Philip Luizzo
Chairman ,Chief Executive Officer and President