Form 10QSB
period 2003-06-30
ACCUFACTS PRE EMPLOYMENT SCREENING INC
filed 2003-08-14
CIK 1085545

ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.

                               FILING TYPE: 10QSB
                          DESCRIPTION: QUARTERLY REPORT
                                  FILING DATE:
                            PERIOD END: JUNE 30, 2003

                PRIMARY EXCHANGE: OVER THE COUNTER BULLETIN BOARD

                                  TICKER: APES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

                                   (MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSACTION PERIOD FROM TO

                        COMMISSION FILE NUMBER 001-14995

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.

                      (EXACT NAME OF SMALL BUSINESS ISSUER
                          AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                13-4056901
  -------------------------------        ------------------------------------
  (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)


                       2180 STATE ROAD 434 WEST SUITE 4150
                             LONGWOOD, FLORIDA 32779
                                 (407) 682-5051
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                    6 GREENE STREET, NEW YORK, NEW YORK 10013
                                 (212) 219-0815
                 -----------------------------------------------
                 (FORMER ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)



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

      TITLE OF EACH CLASS            SHARES OUTSTANDING AS OF JULY 28,2003

      Common Stock, par                        6,721,913
      Value $.01 per share


Transitional Small Business Disclosure Format (check one):

Yes      No X
   ---     ---

                     ACCUFACTS PRE-EMPLOYMENT SCREENING, INC

                                      INDEX



PART I     FINANCIAL INFORMATION                                            PAGE

Item 1.    Financial Statements (Unaudited)

           Consolidated Condensed Balance Sheets as of June 30, 2003
               (Unaudited) and December 31, 2002 (Audited)                     1

           Consolidated Condensed Income Statements (Unaudited)for the
               Three Months and Six Months Ended June 30, 2003 and 2002        3

           Consolidated Condensed Statements of Cash Flows (Unaudited) for
               the Three Months and Six Months Ended June 30, 2003 and 2002    4

           Notes to Unaudited Consolidated Condensed Financial Statements      5

Item 2.    Management's Discussion and Analysis or Plan of Operation           6


Item 3.    Controls and Procedures                                             7

Item 4.    Subsequent Event

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                   8

Item 2.    Change in Securities                                                8

Item 3.    Defaults Upon Senior Securities                                     8

Item 4.    Submission of Matters to a Vote of Security Holders                 8

Item 5.    Other Information                                                   9

Item 6.    Exhibits and Reports on Form 8-K                                   11

           Signature                                                          12

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                     ASSETS

                                                    JUNE 30,       DECEMBER 31,
                                                      2003              2002
                                                   (UNAUDITED)        (AUDITED)
                                                   ----------        ----------
CURRENT ASSETS:
    Cash                                           $  240,003        $  360,649
    Accounts receivable, net of allowance for
       doubtful accounts of $26,000                   705,189           535,137
    Prepaid expense                                    36,155             5,735
                                                   ----------        ----------

        TOTAL CURRENT ASSETS                          981,347           901,521

Property and equipment, net                           233,075           306,257

Other assets:
    Security deposits                                   8,543             8,543
    Goodwill                                          125,543           125,543
    Intangible assets, net                                648             1,598
    Deferred taxes                                    186,877           147,300
                                                   ----------        ----------

        TOTAL OTHER ASSETS                            321,611           282,984
                                                   ----------        ----------

TOTAL ASSETS                                       $1,536,033        $1,490,762
                                                   ==========        ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Line of credit                                    $       669   $    70,609
    Current maturities of capital lease
    obligations                                            14,115        13,043
    Accounts payable                                      168,133       225,122
    Accrued expenses                                       53,279        54,884
    Income taxes payable                                       --        26,500
    Deferred taxes                                        199,721        95,800
    Other current liabilities                                  --         8,077
                                                      -----------   -----------
        TOTAL CURRENT LIABILITIES                         435,917       494,035

Other liabilities:
    Capital lease obligations, less current
    maturities                                              8,100        15,438
                                                      -----------   -----------
        TOTAL LIABILITIES                                 444,017       509,473

Commitments

Stockholders' equity:
    Preferred stock                                            --            --
    Common stock                                           67,219        66,275
    Additional paid-in-capital                          1,326,953     1,319,821
    Accumulated deficit                                  (302,156)     (404,807)
                                                      -----------   -----------
        TOTAL STOCKHOLDERS' EQUITY                      1,092,016       981,289
                                                      -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 1,536,033   $ 1,490,762
                                                      ===========   ===========



     See accompanying notes to consolidated condensed financial statements.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       --------------------------------------------------------
                                                                JUNE 30,                      JUNE 30,
                                                           2003         2002            2003            2002
                                                       --------------------------------------------------------
Revenue                                               $ 1,118,296    $ 1,055,465    $ 2,049,131    $ 1,969,718
Cost of services                                          762,048        641,758      1,426,227   1,308,079
                                                      -----------    -----------    -----------    -----------

Gross Profit                                              356,248        413,708        622,905        661,640
                                                      -----------    -----------    -----------    -----------
Operating expenses:
    General & administrative                              229,544        249,209        451,564        484,589
                                                      -----------    -----------    -----------    -----------

Operating income                                          126,704        164,498        171,341        177,050

Other income (expense):
    Other income                                              620             63          2,102             68
    Proceeds from September 11, 2001 grant                     --         49,940             --         49,940
    Amortization expense                                     (475)          (801)          (950)        (7,325)
    Interest expense, net                                      (1)          (723)          (763)          (914)
    Other expense                                          (5,709)            --         (5,709)            --
                                                      -----------    -----------    -----------    -----------
                                                           (5,565)        48,479         (5,319)        41,769
                                                      -----------    -----------    -----------    -----------


Income before income taxes                                121,139        212,977        166,021        218,819

Income tax                                                 46,472             --         63,372             --
                                                      -----------    -----------    -----------    -----------

Net income                                            $    74,667    $   212,977        102,649        218,819
                                                      ===========    ===========    ===========    ===========


Weighted average number of common
    Shares outstanding                                  6,721,913      6,627,471      6,702,028      6,627,471
                                                      ===========    ===========    ===========    ===========


Net income per share                                  $      0.01    $      0.03    $      0.02    $      0.03
                                                      ===========    ===========    ===========    ===========


     See accompanying notes to consolidated condensed financial statements.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                    ------------------------------   -----------------------------
                                                                       JUNE 30,       JUNE 30,        JUNE 30,        JUNE 30,
                                                                         2003           2002            2003            2002
                                                                    ------------------------------   -----------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $  74,667         $ 212,977      $ 102,649        $  218,819
   Adjustments to reconcile net income to net
    cash (used in) provided by operating activities:
        Depreciation and amortization                                    52,876            32,532        104,381            88,048
        Provision for deferred income taxes                              49,644              --           64,344              --
        Changes in current assets and liabilities                      (250,033)         (131,358)      (285,564)         (163,879)
                                                                      ---------         ---------      ---------         ---------

           Total adjustments                                           (147,513)          (98,826)      (116,839)          (75,831)
                                                                      ---------         ---------      ---------         ---------

Net cash (used in) provided by
operating activities                                                    (72,846)          114,151        (14,190)          142,988

Cash flows from investing activities:
   Purchases of property and equipment                                  (15,035)             --          (30,249)             --
                                                                      ---------         ---------      ---------         ---------

Net cash used in financing activities                                   (15,035)             --          (30,249)             --

Cash flows from financing activities:
   Repayments on capital lease obligations                               (3,194)           (4,237)        (6,266)           (5,973)
   Net repayments on lines of credit                                       (264)           (8,251)       (69,941)           (9,880)
                                                                      ---------         ---------      ---------         ---------

Net cash used in financing activities                                    (3,458)          (12,488)       (76,207)          (15,853)
                                                                      ---------         ---------      ---------         ---------

Net (decrease) increase                                                 (91,339)          101,663       (120,646)          127,135

Cash - beginning of period                                              331,342            66,101        360,649            40,629
                                                                      ---------         ---------      ---------         ---------

Cash - end of period                                                  $ 240,003         $ 167,764      $ 240,003         $ 167,764
                                                                       =========         =========      =========        =========

Supplemental disclosures:
   Interest paid                                                      $       1         $     723      $     763         $     914
                                                                      =========         =========      =========         =========
   Income taxes paid                                                  $    --           $    (191)     $  25,528         $      --
                                                                      =========         =========      =========         =========
   Non-cash financing activities:

      Issuance of common stock from other
         current liabilities                                          $    --           $    --        $   8,077         $   --
                                                                      =========         =========      =========         ========
      Issuance of common stock through
         paid-in capital                                              $    --           $    --        $     273         $   --
                                                                      =========         =========      =========         =========


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

The financial statements included herein should be read in conjunction with the financial statements included in the Company's Form 10-KSB as of December 31,2002 and for the years ended December 31, 2002 and 2001 filed with the Securities and Exchange Commission on March 31, 2003.

2.  RECENT FINANCIAL ACCOUNTING STANDARDS

In January 2002, the EITF reached a consensus on EITF No. 01-14, INCOME STATEMENT CHARACTERIZATION OF REIMBURSEMENTS RECEIVED FOR "OUT-OF-POCKET" EXPENSE. EITF No. 01-14 required that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement. This change has no material impact on the Company's historical and present financial statements.

In November 2002, the FASB issued FIN No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not guarantee the indebtedness of others, therefore, there will not be any impact on the Company's consolidated financial statements and there was no need for the Company to modify its disclosures herein as required.

In November 2002, the EITF reached a consensus on EITF No. 02-16, ACCOUNTING FOR CONSIDERATION RECEIVED FROM A VENDOR BY A CUSTOMER. EITF No. 02-16 provides guidance as to how customers should account for cash consideration received from a vendor. EITF No. 02-16 presumes that cash received from a vendor represents a reduction of the prices of the vendor's products or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the customer to sell the vendor's products. The provisions of EITF No. 02-16 will apply to all agreements entered into or modified after December 31, 2002. Management does not expect the provisions of EITF No. 02-16 to have a material impact on the Company's consolidated financial statements.

In November 2002, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 00-21, REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES. EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and / or rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that its current accounting is consistent with the provisions of EITF 00-21 and therefore does not expect that the application of the provisions of EITF 00-21 will have a material impact on the Company's consolidated financial statements.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The adoption of this statement does not impact the Company's historical or present financial statements, as the Company has not created or acquired any variable interest entities, nor does it expect to in the future.

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the FASB still plans to revise that definition through an amendment to Concepts Statement 6, the FASB decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. This Statement requires an issuer to classify the following instruments as liabilities (or assets in some circumstances):
     A financial instrument issued in the form of shares that is mandatorily redeemable-that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur A financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets (for example, a forward purchase contract or written put option on the issuer's equity shares that is to be physically settled or net cash settled) A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following: a. A fixed monetary amount known at inception, for example, a payable settleable with a variable number of the issuer's equity shares
     b. Variations in something other than the fair value of the issuer's equity shares, for example, a financial instrument indexed to the S&P 500 and settleable with a variable number of the issuer's equity shares
     c. Variations inversely related to changes in the fair value of the issuer's equity shares, for example, a written put option that could be net share settled.
Management believes that the adoption of this Statement will have no material effect on the Company's financial position or results of operations.

3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedure.

Under the supervision and with the participation of our management, including our Chief Executive Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and based on their evaluation, our Chief Executive Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

Not applicable.

4.  SUBSEQUENT EVENT

Effective August 12, 2003, the Company obtained a $400,000 line of credit with a bank. The line of credit matures May 1, 2004 and can be renewed annually subject to certain conditions and covenants. The line of credit bears interest at prime plus 1% (currently 5.00% at August 12, 2003). Interest is payable monthly. The line of credit is collateralized by substantially all of the assets of the Company and is personally guaranteed by the majority stockholder and president of the Company.

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

Accufacts was incorporated in 1996 for the purpose of providing pre-employment/background information on candidate hires for our clients. On August 31, 1998, Accufacts consummated a merger with a public shell, Southern Cargo Company ("Southern"), a Florida corporation. Southern, concurrent with this merger, changed its name to Accufacts Pre-Employment Screening Inc.("APES") and re-incorporated in the State of Delaware. Under the terms of the merger all of the outstanding shares of Accufacts were acquired by Southern in exchange for 3,750,000 shares of Southern's $.01 par value common stock. This transaction was accounted for as a reverse acquisition whereby, for accounting purposes, Accufacts was the acquirer.

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

The market for background checks/pre-employment screenings is highly competitive. Most competitors are small local firms, but a few large national companies exist in the market. Accufacts competes on both levels. Overall, we have successfully developed proprietary software tools incorporating the latest technologies. This enables our clients to submit orders and track the status of the research at any time. We customize reports upon request. We also have an automated client service program that is available on-line, 24 hours a day, every day. We believe this ensures the fastest response and best client support available.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30,2002.

Revenues for the three months ended June 30, 2003 were $1,118,296, up $ 62,831, or 5.9 percent, over revenues for the three months ended June 30, 2002, which were $1,055,465. This increase was the result of ongoing business development efforts and marketing initiatives. We closed on several new accounts after the first of the year. Increased revenues were realized late in the first quarter and into the second quarter.

Cost of services for the three months ended June 30, 2003 were $762,048, up $ 120,290, or 18.7 percent, over cost of services for the three months ended June 30, 2003, which were $641,758. Cost of services for the three month period ended June 30, 2002, were abnormally low due to the reconciliation of disputed billing errors with one of our large vendors. Cost of services for the three month period ended June 30, 2003, are consistent with management's expectations and reflect normal operating costs.

General and administrative expenses for the three months ended June 30, 2003 were $229,544, down $19,665, or 7.9 percent, from the three months ended June 30, 2002, which were $249,209. This decrease was generally due to continuing efficiencies realized in the administrative and financial areas of the company.

Operating income for the quarter ended June 30, 2003 was $126,704, a decrease of $37,794 from operating income for the three months ended June 30, 2002, which was $164,498. Income before income taxes for the period was $121,139, compared to $212,977 for the period ended June 30, 2002. The Company intends to increase its business through the use of operating profits and borrowings. The Company believes that its anticipated cash flow from operations as well as availability of funds from existing bank facilities will provide the liquidity to meet current foreseeable cash needs for the next 12 months.

At June 30, 2003, Accufacts had total assets of $1,536,033, compared with $1,490,762 at December 31, 2002, representing an increase in assets of $45,271, or 3.0 percent. For the same periods, the Company had total liabilities of $ 444,017 at June 30, 2003 compared to $ 509,473 at December 31, 2002, reflecting a decrease of $ 65,456, or 12.8 percent.

The Company has a $25,000 business checking/overdraft line of credit. As of June 30, 2003, there was $669 outstanding on the line of credit. It bears interest at the prime rate plus six (6) percent and is secured by the assets of the Company.

FOR THE SIX MONTHS ENDED JUNE 30,2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002


Revenues for the six months ended June 30, 2003 were $ 2,049,131,versus $1,969,718 for the six months ended June 30, 2002. This is an increase of $79,413, or 4.0 percent for the period. This increase is consistent with management's expectations and reflects certain new business development efforts and marketing initiatives.

Cost of services for the six months ended June 30, 2003 were $1,426,227, up $ 118,148, or 9.0 percent from the cost of services for the six months ended June 30, 2002, which were $1,308,079. This increase, for the most part, corresponds to the reconciliation of disputed billing errors with one of our large vendors for the period ended June 30, 2002, as mentioned above.

General and Administrative costs for the six month period ended June 30, 2003 were $ 451,564 compared with $ 484,589 for the same period in 2002. This is a decrease of $ 33,025, or 6.8 percent from the six month period in 2002. This decrease was mainly due to efficiency in the financial reporting and administrative areas of the company.

Operating income for the six months ended June 30, 2003 was $171,341, compared to operating income of $ 177,050 for the same period in 2002. Income before income taxes for the six months ended June 30, 2003 was $166,021, compared to $ 218,819 for the same period ended June 30, 2002. As a result, the Company realized net income per share of $0.02 compared to $0.03 for the same period in 2002. The net income for the six month period ended June 30, 2002 includes proceeds from a one-time grant in the amount of $49,940. This grant was issued by the City of New York to select businesses impacted by the terrorist attacks of September 11, 2001.

Net cash used by operating activities for the six months ended June 30, 2003 was -$14,190, compared to net cash provided by operations of $142,988 for the six month period ended June 30, 2002. Ending cash for the six months ended June 30, 2003 was $240,003 compared to ending cash for the same period in 2002 of $167,764.

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

----------------------------------

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

(b)        Reports on Form 8-K


          A current report on Form 8-K dated April 16, 2003 reporting that the Company, Kroll Background America, Inc., and Accufacts Acquisition Corp. mutually agreed that it would be in the best interest of the parties to terminate the Agreement and Plan of Merger was filed April 22, 2003.

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



Date: August 14, 2003