Form 10QSB
period 2003-09-30
ACCUFACTS PRE EMPLOYMENT SCREENING INC
filed 2003-11-14
CIK 1085545

ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.



                               FILING TYPE: 10QSB
                          DESCRIPTION: QUARTERLY REPORT
                         FILING DATE: NOVEMBER 14, 2003
                         PERIOD END: SEPTEMBER 30, 2003


                PRIMARY EXCHANGE: OVER THE COUNTER BULLETIN BOARD
                                  TICKER: APES


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

                                   (MARK ONE)

             /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                      15(D) OF THE SECURITIES EXCHANGE ACT OF
                      1934 FOR THE QUARTERLY PERIOD ENDED
                      SEPTEMBER 30, 2003

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


                       2180 STATE ROAD 434 WEST SUITE 4150
                             LONGWOOD, FLORIDA 32779
                                 (407) 682-5051
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_    No___


The registrant had 6,721,913 shares of common stock, $0.01 par value, outstanding as of November 11, 2003.


Transitional Small Business Disclosure Format (check one):

Yes___     No_X_

                     ACCUFACTS PRE-EMPLOYMENT SCREENING, INC

                                      INDEX



PART I     FINANCIAL INFORMATION                                            PAGE

Item 1.    Financial Statements


           Consolidated Condensed Balance Sheets as of September 30, 2003
               (Unaudited) and December 31, 2002 (Audited)                     1

           Consolidated Condensed Income Statements (Unaudited)for the
               Three Months and Nine Months Ended September 30, 2003
               and 2002                                                        3

              Consolidated Condensed Statements of Cash Flows (Unaudited) for
               the Three Months and Nine Months Ended September 30, 2003
               and 2002                                                        4

              Notes to Unaudited Consolidated Condensed Financial Statements   5


Item 2.    Management's Discussion and Analysis or Plan of Operation           6


Item 3.    Controls and Procedures                                          8


PART II    OTHER INFORMATION


Item 1.    Legal Proceedings                                                   9

Item 2.    Change in Securities                                                9

Item 3.    Defaults Upon Senior Securities                                     9

Item 4.    Submission of Matters to a Vote of Security Holders                 9

Item 5.    Other Information                                                  10

Item 6.    Exhibits and Reports on Form 8-K                                   10

           Signature                                                          11

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS




                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                     ASSETS

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2003            2002
                                                    (UNAUDITED)      (AUDITED)


CURRENT ASSETS:


    Cash                                            $  419,182        $  360,649
    Accounts receivable, net of allowance for
       doubtful accounts of $26,000                    848,701           535,137
    Employee advances                                    1,000                --
    Prepaid expense                                     25,473             5,735
                                                    ----------        ----------

        TOTAL CURRENT ASSETS                         1,294,356           901,521

Property and equipment, net                            193,402           306,257

Other assets:
    Security deposits                                    5,835             8,543
    Loan fees, net                                         823                --
    Goodwill                                           125,543           125,543
    Intangible assets, net                                 173             1,598
    Deferred taxes                                     199,834           147,300
                                                    ----------        ----------

        TOTAL OTHER ASSETS                             332,208           282,984
                                                    ----------        ----------

TOTAL ASSETS                                        $1,819,966        $1,490,762
                                                    ==========        ==========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Line of credit                                       $        --   $    70,609
    Current maturities of capital lease obligations           13,808        13,043
    Accounts payable                                         218,648       225,122
    Accrued expenses                                          70,393        54,884
    Income taxes payable                                          --        26,500
    Deferred taxes                                           264,683        95,800
    Other current liabilities                                     --         8,077
                                                         -----------   -----------
        TOTAL CURRENT LIABILITIES                            567,532       494,035

Other liabilities:
    Capital lease obligations, less current maturities         5,085        15,438
                                                         -----------   -----------
        TOTAL LIABILITIES                                    572,617       509,473

Commitments

Stockholders' equity:
    Preferred stock                                               --            --
    Common stock                                              67,219        66,275
    Additional paid-in-capital                             1,326,953     1,319,821
    Accumulated deficit                                     (146,823)     (404,807)
                                                         -----------   -----------
        TOTAL STOCKHOLDERS' EQUITY                         1,247,349       981,289
                                                         -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 1,819,966   $ 1,490,762
                                                         ===========   ===========





See accompanying notes to consolidated condensed financial statements.




                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       --------------------------------------------------------
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                           2003         2002            2003            2002
                                                       --------------------------------------------------------





Revenue                                               $ 1,342,168    $ 1,090,898    $ 3,391,299    $ 3,060,616
Cost of services                                          946,624        767,453      2,372,850      2,075,532
                                                      -----------    -----------    -----------    -----------

Gross profit                                              395,544        323,445      1,018,449        985,084
                                                      -----------    -----------    -----------    -----------
Operating expenses:
    General & administrative                              185,253        228,950        636,817        713,539
                                                      -----------    -----------    -----------    -----------

Operating income                                          210,291         94,495        381,632        271,545

Other income (expense):
    Other income                                               --             69          2,102            137
    Proceeds from September 11, 2001 grant                     --             --             --         49,940
    Amortization expense                                     (651)        (1,858)        (1,601)        (9,183)
    Interest expense, net                                    (202)        (1,626)          (965)        (2,540)
    Other expense                                          (2,100)            --         (7,809)            --
                                                      -----------    -----------    -----------    -----------
                                                           (2,953)        (3,415)        (8,273)        38,354
                                                      -----------    -----------    -----------    -----------


Income before income taxes                                207,338         91,080        373,359        309,899

Income tax                                                 52,005             --        115,377            --
                                                      -----------    -----------    -----------    -----------

Net income                                            $   155,333    $    91,080    $   257,982    $   309,899
                                                      ===========    ===========    ===========    ===========


Weighted average number of common
    Shares outstanding                                  6,721,913      6,627,471      6,708,681      6,627,471
                                                      ===========    ===========    ===========    ===========


Net income per share                                  $      0.02    $      0.01    $      0.04    $      0.05
                                                      ===========    ===========    ===========    ===========





See accompanying notes to consolidated condensed financial statements.





                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                          ------------------------------        -----------------------------
                                                           SEPTEMBER 30,   SEPTEMBER 30,        SEPTEMBER 30,   SEPTEMBER 30,
                                                               2003           2002                 2003            2002
                                                          ------------------------------        -----------------------------



CASH FLOWS FROM OPERATING ACTIVITIES:


   Net income                                               $ 155,333        $ 91,080              $ 257,982    $ 309,899
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                          53,597          46,719                157,978      134,767
        Provision for deferred income taxes                    52,005              --                115,377           --
        Changes in current assets and liabilities             (63,965)       ( 16,207)              (348,556)    (180,086)
                                                             ---------      ---------              ---------    ---------

           Total adjustments                                   41,638          30,512               (75,201)      (45,319)
                                                             ---------      ---------              ---------    ---------

Net cash provided by operating activities                     196,970         121,592               182,781       264,580

Cash flows from investing activities:
   Purchases of property and equipment                        (13,272)        (10,505)              (43,521)      (10,505)
                                                             ---------      ---------              ---------     ---------

Net cash used in investing activities                         (13,272)        (10,505)              (43,521)      (10,505)

Cash flows from financing activities:
   Repayments on capital lease obligations                     (3,321)         (3,509)               (9,588)       (9,482)
   Net repayments on lines of credit                           (1,198)         12,944               (71,139)        3,064
                                                            ---------       ---------              ---------     ---------

Net cash (used in) provided by financing activities            (4,519)          9,435               (80,727)       (6,418)
                                                            ---------       ---------              ---------     ---------

Net increase                                                  179,179         120,522                58,533       247,657

Cash - beginning of period                                    240,003         167,764               360,649        40,629
                                                            ---------       ---------              --------      ---------

Cash - end of period                                        $ 419,182       $ 288,286             $ 419,182     $ 288,286
                                                            =========       =========             =========     =========

Supplemental disclosures:
   Interest paid                                            $     202       $   1,678             $     965     $   2,592
                                                            =========       =========             =========    ==========
   Income taxes paid                                        $      --       $      --             $  25,528     $      --
                                                            =========       =========             =========    ==========

Non-cash financing activities:

   Issuance of common stock from other
         current liabilities                                $      --       $      --              $   8,077    $      --
                                                            =========       =========              =========    =========
   Issuance of common stock through
         paid-in capital                                    $      --       $      --              $     273    $      --
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

The financial statements included herein should be read in conjunction with the financial statements included in the Company's Form 10-KSB for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

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

Some of the factors which might cause such differences include, without limitation, risks associated with expansion of marketing efforts; limited sales and marketing experiences; heightened competition; general economic and business conditions; our ability or inability to implement our business strategy and/or maintain our cost efficiency; dependence on proprietary technology, including, without limitation, the adequacy of trade secret protection; continued availability of key personnel; retention of key personnel and recruitment of additional qualified skilled personnel.

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

In general, Accufacts' business plan is to provide a variety of background reports regarding client employee candidates. These may include such items as: criminal background checks, social security number verifications, employment verifications, professional license verifications, education verifications, credit reports, driving records, and other related reports. We believe that obtaining such background checks is a proven, prudent part of a client's hiring process. Falsification of employment application data is not uncommon, and courts have in certain circumstances held employers liable for harm caused by employees, especially when there is a pattern of behavior. Furthermore, statistics indicate that pre-employment screenings lead to increased employee integrity and decreased turnover, which improves client business performance.

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

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002.

Revenues for the three months ended September 30, 2003 were $1,342,168, up $251,270, or 23.0 percent, over revenues for the three months ended September 30, 2002, which were $1,090,898. This increase was mostly due to an increase in court fees associated with obtaining background information. The increase was passed on to our customers through increased price levels consistent with other companies in the industry.

Cost of services for the three months ended September 30, 2003 were $946,624, up $179,171, or 23.3 percent, over cost of services for the three months ended September 30, 2002, which were $767,453. As mentioned above, this increase was directly attributable to the increase in court fees associated with providing services.

General and administrative expenses for the three months ended September 30, 2003 were $185,253, down $43,697, or 19.1 percent, from the three months ended September 30, 2002, which were $228,950. This decrease was generally due to continuing efficiencies realized in the administrative and financial areas of the company.

Operating income for the quarter ended September 30, 2003 was $210,291, an increase of $115,796 from operating income for the three months ended September 30, 2002, which was $94,495. Income before income taxes for the period was $207,338, compared to $91,080 for the period ended September 30, 2002. The Company intends to increase its business through the use of operating profits and borrowings. The Company believes that its anticipated cash flow from operations as well as availability of funds from existing bank facilities will provide the liquidity to meet current foreseeable cash needs for the next 12 months.

At September 30, 2003, Accufacts had total assets of $1,819,966, compared with $1,490,762 at December 31, 2002, representing an increase in assets of $329,204, or 22.1 percent. The majority of this increase relates to an increase in accounts receivable balances of approximately $314,000, which is associated with the higher customer billing levels stemming from certain state court fee cost increases. For the same periods, the Company had total liabilities of $572,617 at September 30, 2003 compared to $509,473 at December 31, 2002, reflecting a increase of $63,144, or 12.4 percent. The increase in total liabilities is mostly due to an increase of approximately $169,000 in deferred tax liabilities related to the cash basis accounting adjustment associated with the increase in accounts receivable balances mentioned above. This increase is offset by a decrease of approximately $98,000 related to the reduction in line of credit balances and income tax liabilities from December 31, 2002. Cash generated from more profitable operations has been used to fund day to day operations in lieu of drawing down on the lines of credit.

The Company has a $25,000 business checking/overdraft line of credit. As of September 30, 2003, there was $0 outstanding on this line of credit. It bears interest at the prime rate plus 6.0% and is secured by the assets of the Company. Effective August 12, 2003, the Company obtained an additional $400,000 line of credit with a bank. The line of credit matures May 1, 2004 and can be renewed annually subject to certain conditions and covenants. The line of credit bears interest at prime plus 1.0%. Interest is payable monthly. The line of credit is collateralized by substantially all of the assets of the Company and is personally guaranteed by the majority stockholder and president of the Company. As of September 30, 2003, there was $0 outstanding on this line of credit.

NINE MONTHS ENDED SEPTEMBER 30,2003 COMPARED TO NINE MONTHS ENDED
SEPTEMBER 30, 2002.

Revenues for the nine months ended September 30, 2003 were $ 3,391,299, versus $3,060,616 for the nine months ended September 30, 2002. This is an increase of $330,683, or 10.8 percent for the period. This increase was the result of ongoing business development efforts and marketing initiatives coupled with the increase associated with the higher customer billing levels stemming from certain state court fee cost increases. Increased revenues were realized late in the first quarter and into the second quarter related to the company obtaining several new customer accounts.

Cost of services for the nine months ended September 30, 2003 were $2,372,850, up $297,318, or 14.3 percent from the cost of services for the nine months ended September 30, 2002, which were $2,075,532. Cost of services for the nine month period ended September 30, 2002, were abnormally low due to the reconciliation of disputed billing errors with one of our large vendors. As mentioned above, this increase was also directly attributable to the increase in court fees associated with providing services in the certain states.

General and Administrative costs for the nine month period ended September 30, 2003 were $636,817 compared with $713,539 for the same period in 2002. This is a decrease of $76,722, or 10.8 percent from the nine month period in 2002. This decrease was mainly due to efficiencies realized in the financial reporting and administrative areas of the company.

Operating income for the nine months ended September 30, 2003 was $381,632, compared to operating income of $271,545 for the same period in 2002. Income before income taxes for the nine months ended September 30, 2003 was $373,359, compared to $309,899 for the same period ended September 30, 2002. The net income for the nine month period ended September 30, 2002 includes proceeds from a one-time grant in the amount of $49,940. This grant was issued by the City of New York to select businesses impacted by the terrorist attacks of September 11, 2001.

Net cash provided by operations for the nine months ended September 30, 2003 was $182,781, compared to net cash provided by operations of $264,580 for the nine month period ended September 30, 2002. Ending cash for the nine months ended September 30, 2003 was $419,182 compared to ending cash for the same period in 2002 of $288,286.

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


Item 4.   Submission of Matters to a Vote of Security Holders.

           Not applicable.

Item 5.   Other Information.

           On November 7, 2003 James E. Patterson resigned from the Board of Directors of the Company. Mr. Patterson advised that he did not have any disputes or disagreements with the Company or Management.

Item 6.  Exhibits and Reports on Form 8-K


(a)        Exhibits

NUMBER              DESCRIPTION OF EXHIBIT


31.1 Certification of Executive Chairman, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002





(b)        Reports on Form 8-K

           None.

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



Date: November 14, 2003
                                     Page 11