Form 10KSB
period 2003-12-31
ACCUFACTS PRE EMPLOYMENT SCREENING INC
filed 2004-03-30
CIK 1085545

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                                   (Mark One)

   X ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
  ---             1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF
  ---                               ACT 1934.


        From the transition period from              to             .
                                        ------------    ------------

                        COMMISSION FILE NUMBER 001-14995

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                   DELAWARE                           13-4056901
                   --------                           ----------
         (State or Other Jurisdiction of            (I.R.S. Employer
         Incorporation or Organization)            Identification No.)


          2180 S.R. 434 WEST, SUITE #4150, FL             32779
        ----------------------------------------        ----------
        (Address of Principal Executive Offices)        (Zip Code)


                                 (407) 682-5051
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                               ----

Revenues for the Company's fiscal year ended December 31, 2003 were $4,571,984.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average closing bid asked quotations for the common stock on March 30, 2004, as reported on the OTC Bulletin Board was approximately $1,129,000.

As of March 30, 2004, the registrant had 6,721,913 shares outstanding.

Transitional Small Business Disclosure (check one): Yes      No  X
                                                       ----    ----

                                      INDEX


PART I                                                                  PAGE NO.
   ITEM 1   Description of Business                                          1
   ITEM 2   Description of Property                                          9
   ITEM 3   Legal Proceedings                                                9
   ITEM 4   Submission of Matters to a Vote of Security Holders              9


PART II
   ITEM 5   Market for Registrant's Common Equity and
              Related Stockholder Matters                                    9
   ITEM 6   Management's Discussion and Analysis or Plan of Operations      11
   ITEM 7   Financial Statements.                                           13
   ITEM 8   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.                       13


   ITEM 8A  Controls and Procedures                                         13

PART III
   ITEM 9   Directors, Executive Officers, Promoters and Control Persons,   14
            Compliance with Section 16 (a) of the Exchange Act.             16
   ITEM 10  Executive Compensation                                          16
   ITEM 11  Security Ownership of Certain Beneficial Owners and Management  17
   ITEM 12  Certain Relationships and Related Transactions                  18
   ITEM 13  Exhibits and Reports on Form 8-K                                18
   ITEM 14  Principal Accountant Fees and Services                          18

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

BUSINESS PROFILE

Accufacts through its wholly owned subsidiary Maglio-Accufacts is primarily engaged in researching and providing decision support information to our clients, generally Human Resources (HR) departments of corporations. These services typically include pre-employment background checks and screenings of new hire candidates and/or employees. The background information products and services currently provided by Accufacts include:


     o Criminal history checks
     o Credit reports
     o Social Security number verifications
     o Driving record histories
     o Previous employer verifications
     o Education verifications
     o Professional reference verifications
     o Professional license verifications
     o Federal criminal/civil searches
     o Substance testing
     o Exit interviews


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

Accufacts has approximately 850 clients located throughout the United States. During each of the last two fiscal years, sales of the Company's products and services were made in all 50 states. During 2002 and 2003, we expanded our international research efforts and believe we developed certain unique/customized features to our data retrieval and management reporting capabilities. These initiatives have been well received by clients.

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

In general, certain types of business and industry sectors lend themselves strongly to utilizing pre-employment screenings and other related services. Overall, these sectors may include:


     o High technology
     o Health care
     o Retail
     o Manufacturing
     o Professional services
     o Information technology
     o Food/hospitality
     o Government, both federal and state organizations


PRODUCTS AND SERVICES

Accufacts' products and services are designed to verify job applicant background information and provide research results to facilitate the HR decision processes. Our clients may request and receive records by telephone, mail, and facsimile or through our website. Clients may also receive results via our proprietary decision support software or a modem-equipped personal computer/terminal to access our on-line order-placing network. This network is available 24 hours a day, seven days a week. We license our software to our clients free of charge.

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

Our in-house computer host system consists of automated, networked PCs running Windows NT, using SQL databases which automatically read orders out to our agents and/or to third party databases for automatic processing. In addition, Accufacts operates its Internet-based consumer order entry system with the same automatic computer system, thereby reducing turnaround time and operating costs.

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

     o CREDIT INFORMATION CHECKS - This background information is a special form of a common "credit report" designed for employment purposes only. We serve as a broker for this information notably from a major credit bureau, and retrieve the information through proprietary software that we developed and own.

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

ACCELERATED MARKET PRESENCE

Accufacts intends to continue the acceleration of its market presence throughout the United States and international markets. New marketing initiatives were approved by management for implementation in 2002 and 2003 which are expected to significantly bolster our market presence and market awareness in capturing new business. In general, the Company is realigning specific program development strategies focusing on discrete market sectors. Proprietary research techniques are being implemented to facilitate the timely qualifying of opportunities and our proposal processes. Additionally, Accufacts plans to further expand and refine other marketing techniques. These will include:

     o  Strategic teaming initiatives

     o  Improved development of lead prospects and telephone responses

     o  Potential use of independent resellers

     o  Use of public relations projects and promotions

     o  Participation in trade shows and seminars

     o  Advertising in trade publications

     o Improving our website and incorporating additional features on the internet

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

MARKETING

Accufacts centers all marketing efforts in its Program Development department. Proprietary research tools and software are the cornerstone of our marketing activities. The Company has an extensive marketing training program. Specific target research techniques are addressed as well as specific target qualification actions, industry/competition understanding, and proposal development skills. Additional Program Development/marketing activities include: direct marketing activities, exhibitions at trade shows, Internet vehicles, strategic public relations activities, market research results, and focused in-house research efforts to identify and capture new opportunities, especially involving large new accounts. Accufacts currently has two (2) employees involved in marketing activities.


CLIENTS

Accufacts has approximately 850 clients located throughout the United States. During the last three (3) years revenues were generated in all 50 states. No single client accounted for more than 5% of total revenues during the last three
(3) years.

Accufacts believes that it has very good relations with its clients. We frequently customize reports or other elements of our services to accommodate client needs. We believe that this places Accufacts in a unique position to maintain these clients in a long-term relationship.


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

State laws also impact Accufacts' business. There are a number of states that have laws similar to the FCRA, and some states which have human rights laws more strict than the FCRA. A large number of states also regulate the type of information which can be made available to the public and/or impose conditions to the release of the information. For example, some state laws prohibit access to certain types of information, such as workers' compensation histories or criminal histories, while others restrict access without a signed release from the subject of the report. In addition, many privacy and consumer advocates and federal regulators have become increasingly concerned with the use of personal information, particularly credit reports. Attempts have been made and will continue to be made by these groups to adopt new or additional federal and state legislation to regulate the use of personal information. Federal and/or state laws relating to consumer reporting agencies and/or access and use of personal information amended or enacted in the future could adversely impact Accufacts' operations.

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

In terms of direct competition to the Company, there are a large number of companies engaged in the sale of one or more of the background checking products that we sell. We believe that this number will increase. A significant number of these competitors are small companies operating on a local or regional basis. Additionally, some large companies are operating on a national scale. We believe that the background checking portion of our larger direct competitors' business is currently only a portion of their overall operations. Unlike some of our direct competitors, Accufacts serves as an intermediary for only two of its products -- credit reports and motor vehicle driving records -- and obtains the data for the remainder of its products directly from the source. We believe that this assists in establishing better response times, maintaining higher degrees of quality, and developing competitive pricing advantages. We also believe that we have a competitive advantage over many of our competitors because of the wide variety of products that we offer to customers, and because of our developed order entry and report retrieval system. However, many of our competitors have substantially greater financial and personnel resources than Accufacts. In addition, it is possible that one or more of our larger direct competitors could expand their background checking product line in the future

Indirect competition is another aspect of our industry. We face indirect competition from a number of companies engaged in, among other things, drug, aptitude and attitude testing, handwriting analysis and on-the-job trial employment (employee leasing). These procedures, though often used in conjunction with background checking, compete with Accufacts' products and services. Most of these competitors operate on a national scale and have substantially greater financial and personnel resources than Accufacts. In addition, it is possible that one or more of these competitors could expand their product lines in the future to include background checking products and services.

EMPLOYEES

Accufacts has a total of 18 full-time employees, two (2) of whom are involved in marketing, one (1) in finance, ten (10) in data research, one (1) in programming, two (2) in customer service and two (2) in management. None of our employees are represented by labor unions or are subject to collective bargaining arrangements. Accufacts considers its relations with its employees to be good.


ITEM 2.  DESCRIPTION OF PROPERTY

In an effort to reduce overhead costs, Accufacts decided to close its office located at 6 Greene Street, New York, NY 10013 in July 2003. As such, the lease agreement with 6 Greene Street Associates, LLC which expired in May 2003 was only extended for two months through July 2003. A temporary office facility for the parent company was rented from First Responder, Inc. based on a month to month verbal rental agreement through the end of 2003. At this time, the company is not certain whether or not it will seek obtaining additional office space in New York.

Maglio-Accufacts, the wholly-owned subsidiary of Accufacts, and successor to Maglio, Inc., maintains a 4,019 square foot office located at 2180 West State Road 434, Suite 4150, Longwood, Florida 32779 pursuant to a lease agreement, dated May 28, 1998, as amended, between Maglio, Inc. and CB Sanlando Center, Inc, and assigned to Maglio-Accufacts. The lease agreement expires July 31, 2005. The monthly rent is $5,434 for the period from August 1, 2002 to June 30, 2003, $7,034 for the period from July 1, 2003 to July 31, 2004 and $7,224 for the period August 1, 2004 to July 31, 2005.

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


                                                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In August 1998, Southern Cargo acquired all of the assets and assumed all of the liabilities of our Company and changed its name to Accufacts Pre-Employment Screening, Inc. and its state of incorporation from Florida to Delaware. On September 9, 1998, Accufacts' common stock, par value $.01 per share, commenced being quoted on the OTC Bulletin Board ( "OTCBB,") under the symbol "APES." The following table sets forth the high and low bid prices for Accufacts' Common Stock for the last two completed fiscal years on a quarterly basis. The quotations represent bids between dealers and do not include retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.

----------------------------------------------------------------------
                                    LOW BID PRICE*    HIGH BID PRICE*
----------------------------------------------------------------------
Fiscal 2003
----------------------------------------------------------------------

1st Quarter                        $   .4300             $    .4500

2nd Quarter                            .1900                  .4500

3rd Quarter                            .2000                  .2900

4th Quarter                            .1800                  .4400

----------------------------------------------------------------------


Fiscal 2002:

1st Quarter                        $   .1500             $   .4500

2nd Quarter                            .1200                 .3200

3rd Quarter                            .1000                 .3400

4th Quarter                            .2000                 .4500

----------------------------------------------------------------------


*Source: Historical prices from Yahoo! Finance

The Company believes that as of March 30 ,2004, there were approximately 700 holders of record of 6,721,913 shares of Common Stock, including holders that maintain their ownership in "Street-Name."


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

Our acquisition of Maglio, Inc. in 1999 increased our client base and provided additional resources that expanded our position in the market. During 2002 and 2003, we enhanced our client support technology and we are developing new product areas and technologies to offer clients in 2004.

CRITICAL ACCOUNTING POLICIES


Accufacts' significant accounting policies, including the assumptions and judgments underlying them, are more fully described in Note 1 of the Notes to Consolidated Financial Statements. Some of Accufacts' accounting policies require the application of significant judgment by management in the preparation of the financial statements, and as a result, they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Accufacts has identified certain of its accounting policies as the ones that are most important to the portrayal of Accufacts' financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Accufacts' critical accounting policies include the following:


REVENUE RECOGNITION


Revenue is recognized at the time of performance of service.

      ACCOUNTING FOR INTANGIBLE AND LONG-LIVED ASSETS


    In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," Accufacts conducts annual impairment tests of goodwill and indefinite-lived intangible assets recorded on its books in order to determine if any impairment of value may have taken place. Impairment tests will be conducted sooner if circumstances indicate that impairment may have occurred. At its annual evaluation of its goodwill and indefinite-lived intangible assets, Accufacts determined that such assets were not impaired.


    Intangible assets with finite useful lives, which primarily consist of customer lists and non-competition covenants, continue to be amortized on a straight-line basis. Customer lists are amortized over five years. Non-competition covenants are amortized over the lives of the respective agreements, generally three years.


    In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," Accufacts tests its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The value of a long-lived asset is impaired if the carrying value of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

The results of operations for fiscal year ended December 31, 2003 included revenues of $4,571,984. This is an increase of 12.2% from the results of the fiscal year ended December 31, 2002. This increase was the result of ongoing business development efforts and marketing initiatives coupled with the increase associated with the higher customer billing levels stemming from certain state court fee cost increases. Additionally, 2003 revenues reflect an increase in new customer accounts offset by the termination of several customer accounts which were unprofitable to maintain.

Accufacts' cost of services increased 10.0%, from $2,899,076 in 2002 to $3,189,311 in 2003. Cost of services increased in line with the increase in overall revenues and the volume of business received in 2003. As mentioned above, this increase was also directly attributable to the increase in court fees associated with providing services in the certain states.

General and administrative expenses decreased in 2003 by 16.4%, from $1,008,382 in 2002 to $842,827 in 2003. This decrease was mainly due to efficiencies realized in the financial reporting and administrative areas of the company. Management had predicted a 20% decrease in general and administrative expenses from 2002 but the decrease realized was less than expected due to the legal fees incurred associated with the proposed Agreement and Plan of Merger with Kroll Background America, Inc., which was terminated on April 16, 2003.

Accufacts realized an increase in net income from $259,993 in 2002 to $329,970 in 2003. A significant contributor to this increase was the reduction experienced in general and administrative expenses.

The average days outstanding of receivables was 45 days for the fiscal year ended December 31, 2003, as compared to 53 days for the fiscal year ended December 31, 2002, representing a decrease in the average time to collect accounts receivable. The Company regularly reviews its accounts receivable aging and has initiated specific policies and procedures to assist in timely collections. Management is anticipating that the average days outstanding of receivables will be reduced to less than 40 days in the next fiscal year due to the collection procedures that have been initiated in 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financing activities for the year ended December 31, 2003 included borrowing from a bank and net borrowings under capital lease obligations. The Company's financing activities resulted in net cash used in financing activities of $83,249 for the year ended December 31, 2003. The Company believes it will be able to fund its short-term cash needs through funds from operations and, if required, additional capital raising efforts.

The Company intends to increase its business through the use of operating profits and borrowings. The Company believes that its anticipated cash flow from operations and existing bank facilities will provide the liquidity to meet its current foreseeable cash needs for at least a year.

At December 31, 2003, the Company had total assets $1,733,072, compared with $1,490,762 at December 31, 2002, representing an increase of $242,310, or 16.3%. At December 31, 2003, the Company had total liabilities of $413,737, as compared to $509,473 at December 31, 2002, representing a decrease in liabilities of $95,736, or 18.8%.

Net cash provided by operations in fiscal year 2003 was $576,928 compared with $511,042 provided by operations in 2002, representing an increase of $65,886, or 12.9%. The bottom line result of cash from operations, investing and financing activities was an increase in year end cash from $360,649 in 2002 to $798,067 at the end of 2003, representing an increase of $437,418, or 121.3%.

The Company has a $400,000 line of credit with a bank that matures May 1, 2004. As of December 31, 2003, the Company had $0 outstanding on the line. The line bears interest at prime rate plus one (1) percent and is secured by substantially all of the assets of the Company and is personally guaranteed by the majority stockholder and president of the Company.

The Company also has a $25,000 business checking/overdraft line of credit with a bank. As of December 31, 2003, the Company had $403 outstanding against the line. It bears interest at prime rate plus six (6) percent and is secured by substantially all of the assets of the Company.

There have been no significant changes to internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


ITEM 7.  FINANCIAL STATEMENTS.

Consolidated Financial Statements are found immediately following the signature page of this Form on pages F-1 through F-13.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 8A.   CONTROLS AND PROCEDURES

(A)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE

         Under the supervision and with the participation of management, Accufacts has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this annual report.

         Based on our evaluations, we have concluded that those disclosure controls and procedures are effective in timely alerting management to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files under the Exchange Act is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure.

(B)      CHANGES IN INTERNAL CONTROLS

         Not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


The directors and executive officers of Accufacts and Maglio-Accufacts are as follows:


                                                          DIRECTOR OF                           DIRECTOR OF
                             POSITION WITH                ACCUFACTS         POSITION WITH       MAGLIO-ACCUFACTS
NAME                  AGE    ACCUFACTS                      SINCE          MAGLIO-ACCUFACTS     SINCE
----                  ---    ---------                   ------------      ----------------     ------
Philip Luizzo          38    Chief Executive Officer,        1998          President and             1999
                             President and Chairman                        Director
                             Of the Board
John C. Svedese        43    Vice President and              1998          Vice President and        1999
                             Director                                      Director

Richard J. Maglio      57    Director                        2001          Director                  1999

Anthony J. Luizzo      62    Corporate Secretary and         1998          Corporate Secretary       1999
                             Director                                      and Director


Philip Luizzo, the President, Chief Executive Officer and Chairman of the Board of Directors of Accufacts and the President and a Director of Maglio-Accufacts, has served as the President and Chief Executive Officer of Accufacts and its predecessor since 1994 and as President of Maglio-Accufacts since 1999. For more than two years prior to 1994, Mr. Luizzo was a manager of L.C. Security. Mr. Luizzo earned an undergraduate degree in finance from The University of Nevada, Las Vegas and has authored a number of articles on background screening for major magazines and professional journals including Security Management Magazine and The Internal Auditing Alert. Mr. Luizzo has lectured to numerous companies and professional organizations on aspects of conducting background investigations for prospective employees. Philip Luizzo is the son of Anthony J. Luizzo, the Corporate Secretary and a Director of Accufacts and Maglio-Accufacts.

John C. Svedese, the Vice President and a Director of Accufacts and Maglio-Accufacts, has over 12 years experience as a senior investigative auditor for the New York City District Council of Carpenters. Mr. Svedese has been with Accufacts and its predecessor since 1994 and with Maglio-Accufacts since 1999, and is familiar with all aspects of the Company's growth and development. In order to maintain Accufacts' high level of personal as well as professional services, he also acts as the business liaison between Accufacts and its clients. Mr. Svedese assists the Board of Education of the City of New York by providing seminars regarding pre-employment screening by corporations to its faculty and students.

Richard J. Maglio, a Director of Maglio-Accufacts since October 1999, served as the President of Maglio, Inc., a business engaged in providing employment background screening services to client companies throughout the United States, since its inception in 1986 until it was merged into Maglio-Accufacts in October 1999. Previously, Mr. Maglio served as Vice President, Human Resources, for a major division of General Mills. He has served on numerous HR industry boards and is a member of the Board of Directors for the Central Chapter of the Society for Human Resources Management. Mr. Maglio earned an undergraduate degree in Human Resources Management from the University of Wisconsin-Oshkosh in 1968.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in their ownership to the Securities and Exchange Commissions ("SEC"). Specific due dates have been established by the SEC, and the company is required to disclose any failure to file by those dates. Based upon (i) the copies of Section 16 (a) reports that the Company received from such persons for 2003 fiscal year transactions, and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed for them for fiscal year 2003, the Company believes that there has been compliance with all Section 16 (a) filing requirements applicable to such officers, directors, and ten-percent beneficial owners for such fiscal year.


ITEM 10.  EXECUTIVE COMPENSATION.

The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to the Chief Executive Officer and to the four most highly compensated executive officers other than the Chief Executive Officer whose annual compensation exceeded $100,000 for services during the fiscal years ended December 31, 2003, 2002 and 2001 (collectively, the "Named Executive Officers"):




                           SUMMARY COMPENSATION TABLE


                               ANNUAL COMPENSATION
                               -------------------

                                                                                   OTHER ANNUAL
                                     FISCAL                                        COMPENSATION
NAME AND PRINCIPAL POSITION           YEAR         SALARY($)         BONUS($)         ($)(1)
---------------------------           ----         ---------         --------         ------
Philip Luizzo - President,            2003          $189,324         $   0           $2,784
and                                   2002          $182,325         $   0           $    0
Chief Executive Officer               2001          $173,643         $   0           $    0
--------

(1) Includes a monthly car allowance of $928 per month effective October 2003.



Currently, the Directors of the Company are not compensated for serving on the Board of Directors.

On October 11, 1999, the Company entered into an employment agreement with Richard J. Maglio, the former Vice President of Operations and a Director of Maglio-Accufacts. The term of the employment agreement was for three years, commencing October 11, 1999 until October 11, 2002, during which Mr. Maglio was employed as the Vice President of Operations of Maglio-Accufacts. Pursuant to the terms of the employment agreement, Mr. Maglio receives an annual base salary of $75,000, increased by a minimum of 4.0% for each subsequent year, and 3.0% of any profits of the Company in excess of $500,000. Mr. Maglio also received options to purchase up to 50,000 shares of Common Stock of Accufacts at a purchase price of $2.50 per share at any time commencing October 11, 2000 until October 11, 2002. No options were exercised. During the term of the employment agreement, Mr. Maglio was entitled to be reimbursed for automobile expenses not exceeding $521 per month and for expenses incurred in connection with his employment. Mr. Maglio's compensation under the foregoing employment agreement was $75,000 for the fiscal year ended December 31, 2002 and $110,000 for the fiscal year ended December 31, 2003.

Although, the term of Mr. Maglio's agreement has expired, during 2003 he continued to be employed by the Company under the same terms and conditions of his prior employment agreement. Subsequent to year end, Mr. Maglio left the employment of Maglio-Accufacts but continues to serve as a Director of Accufacts. Mr. Maglio also provides ongoing marketing support to the organization as a consultant on a fee for service basis.

Accufacts entered into an employment agreement with Philip Luizzo, the President and Chief Executive Officer, dated September 1, 1998, as amended. The term of Mr. Luizzo's employment agreement was for five years and provided for (i) an annual base salary of $150,000 plus a cost of living adjustment provision, (ii) 10.0% of any profit in excess of $500,000, (iii) reasonable out-of-pocket expenses and (iv) a monthly car allowance of up to $700. In addition, in the event Mr. Luizzo was terminated without cause or if there was a change-of-control (as defined in the employment agreement) of the Company, Mr. Luizzo was entitled to receive his salary for a period of two years commencing on the date of termination or change-of-control, as the case may be. Also, if the Company terminated the employment agreement without cause, the Company would have been required to purchase Mr. Luizzo's shares in the Company over a period of 6 months at the lesser of (x) market value (average of bid and asked prices) or (y) $1.00 per share.

Effective as of December 1, 2003, Accufacts entered into a new employment agreement with Mr. Luizzo for a term of five (5) years and two (2) months. The employment agreement provides for compensation at the rate of $300,000 per annum, with an annual compensation increase at a rate of five percent (5%) during the term of the agreement. The agreement also provides for bonus compensation to Mr. Luizzo in the amount of $125,000 or shares of restricted common stock pursuant to the terms of the agreement, the form of bonus compensation to be at the discretion of the Board of Directors. Annual bonus compensation will be payable if Accufacts' earnings before interest, depreciation and amortization exceed $500,000 in fiscal year 2004, or $600,000 in fiscal year 2005, or $700,000 in fiscal year 2006, or $1,000,000 in fiscal year 2007, or $1,300,000 in fiscal year 2008. The agreement also provides for standard confidentiality and non-competition provisions. The agreement further provides for severance and payment in the event of a change in control as defined in the agreement. In the event of a change of control, Mr. Luizzo will be entitled to receive the compensation he otherwise would be entitled to receive under the remaining term of the agreement, but in no event less than 12 months' salary plus bonus compensation that he may otherwise would have been entitled to receive for the year which the change in control takes place.

John Svedese is employed as Vice President under an employment agreement dated September 1, 1998. The term of Mr. Svedese's agreement was for five (5) years and provides for (i) an annual base salary of $50,000, plus a cost-of-living adjustment provision. He is entitled to receive his salary for a period of two
(2) years commencing on the date of termination or change-of-control, as the case may be. Although, the term of Mr. Svedese's agreement has expired, he continues to be employed under the same terms and conditions of his prior employment agreement as same pertain to salary.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of the Company's outstanding Common Stock as of March 30, 2004 by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) each Named Executive Officer,
(iii) each of the Company's directors and (iv) all executive officers and directors as a group. Unless otherwise indicated below, all persons listed have sole voting and investment power with respect to their shares of Common Stock except to the extent that authority is shared by spouses under applicable law.


                                                   AMOUNT OF            AMOUNT OF           PERCENTAGE OF CLASS
NAME AND ADDRESS OF BENEFICIAL OWNER (1)       COMMON STOCK OWNED    OPTIONS AWARDED (2)             (3)
----------------------------------------       ------------------    -------------------    --------------------
Philip Luizzo                                         3,770,000            30,000                   56.53%
John C. Svedese                                          10,754            15,000                      *
Richard J. Maglio                                       177,471             --                       2.64%
Anthony J. Luizzo                                        10,754             --                         *
John and Catherine Long                                 347,000             --                       5.16%
1810 Oceanview Dr., Tierra Verde, FL 33715


All executive officers and directors
      as a group                                      3,968,979            45,000                   59.71%

--------------------
    *Denotes less than 1%.

---------


     (1) Unless otherwise noted, the address for each individual is in care of Accufacts Pre-Employment Screening, Inc., 2180 SR 434, Suite 4150, Longwood, Florida, 32779.

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

     (3) Based on 6,721,913 shares of Common Stock as of March 30, 2004.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits are incorporated by reference to the Index of Exhibits provided at the end of this Report on Form 10-KSB. Also incorporated by reference are all exhibits filed on the Company's Registration Statement on Form 10-SB.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:  The Company expects to pay its principal accountant $29,000 in audit fees for the audit of the Company's annual financial statements and review of financial statements included in its Form 10-QSB for 2003. The Company paid its principal accountant $25,600 for similar services in 2002.

TAX FEES:    The Company expects to pay its principal accountant $2,250 in fees for tax compliance, tax advice and tax planning for 2003. The Company paid its principal accountant $2,250 for similar services in 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Accufacts Pre-Employment Screening, Inc. Date: March 30, 2004


BY: /S/ PHILIP LUIZZO
-----------------------------
PHILIP LUIZZO
DIRECTOR, PRESIDENT AND
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/S/ PHILIP LUIZZO                            DATE: MARCH 30, 2004
---------------------------------------
PHILIP LUIZZO
DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

/S/ JOHN C. SVEDESE                          DATE: MARCH 30, 2004
---------------------------------------
JOHN C. SVEDESE
VICE PRESIDENT AND DIRECTOR

/S/ RICHARD J. MAGLIO                        DATE: MARCH 30, 2004
---------------------------------------
RICHARD J. MAGLIO
DIRECTOR

/S/ ANTHONY LUIZZO                           DATE: MARCH 30, 2004
---------------------------------------
ANTHONY LUIZZO
SECRETARY AND DIRECTOR

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

10.7 Employment Agreement dated December 1, 2004 between the Registrant and Philip Luizzo

16.1       Letter on Change in Certifying Accountant (5)

16.2       Letter on Change in Certifying Accountant (6)

16.3       Letter on Change in Certifying Accountant (7)

21.1       List of Subsidiaries (4)

23.1       Consent of Tedder, James, Worden & Associates, P.A.

31.1 Certificate of Chief Executive Officer pursuant to The Sarbanes-Oxley Act of 2002

32.1       Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002


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

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Stockholders and Board of Directors of Accufacts Pre-Employment Screening, Inc. and Subsidiary
New York, NY


We have audited the accompanying consolidated balance sheet of Accufacts Pre-Employment Screening, Inc. and Subsidiary, as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accufacts Pre-Employment Screening, Inc. and Subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.


March 30, 2004

/s/ Tedder, James, Worden & Associates, P.A.
--------------------------------------------
Orlando, Florida

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2003


                                     ASSETS

Current assets:

    Cash                                                     $   798,067
    Accounts receivable, net of allowance for
        doubtful accounts of $9,800                              605,074
    Employee advances                                              1,000
    Prepaid expense                                               16,208
                                                             -----------
            Total current assets                               1,420,349
                                                             -----------

Property and equipment, net                                      144,780
                                                             -----------

Other assets:
    Security deposits                                              5,835
    Loan fees, net                                                   470
    Goodwill                                                     125,543
    Deferred taxes                                                36,095
                                                             -----------
            Total other assets                                   167,943
                                                             -----------

            Total assets                                     $ 1,733,072
                                                             ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Lines of credit                                          $       403
    Current maturities of capital lease obligations               12,168
    Accounts payable                                             154,310
    Accrued expenses                                              54,577
    Income taxes payable                                             916
    Deferred taxes                                               188,093
                                                             -----------

            Total current liabilities                            410,467

Other liabilities:
    Capital lease obligations, less current maturities             3,270
                                                             -----------
            Total liabilities                                    413,737
                                                             -----------

Commitments                                                         --

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares
        authorized, none issued or outstanding                      --
    Common stock, $.01 par value, 50,000,000 shares
        authorized, 6,721,913 issued and outstanding              67,219
    Additional paid-in capital                                 1,326,953
    Accumulated deficit                                          (74,837)
                                                             -----------
            Total stockholders' equity                         1,319,335
                                                             -----------

            Total liabilities and stockholders' equity       $ 1,733,072
                                                             ===========



See accompanying notes to consolidated financial statements.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                      2003           2002
                                                 --------------   ------------


Revenue                                          $ 4,571,984    $ 4,075,669
Cost of services                                   3,189,311      2,899,076
                                                 -----------    -----------

Gross profit                                       1,382,673      1,176,593

Operating expenses:
    General and administrative                       842,827      1,008,382
    Loss on disposal of fixed assets                  10,227            --
                                                 -----------    -----------

Operating income                                     529,619        168,211

Other income (expense):
    Other income                                       7,142          2,304
    Proceeds from grants                                 --          83,234
    Amortization expense                              (2,128)        (5,188)
    Interest expense, net                             (1,221)       (13,568)
                                                 -----------    -----------

Income before income taxes                           533,412        234,993

Income tax (expense) benefit                        (203,442)        25,000
                                                 -----------    -----------

Net income                                       $   329,970        259,993
                                                 ===========    ===========

Net income per share, basic and diluted          $       .05    $       .04
                                                 ===========    ===========

Weighted average number of common
    shares outstanding, basic and diluted          6,711,763      6,627,471
                                                 ===========    ===========




See accompanying notes to consolidated financial statements.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                    COMMON STOCK
                                -------------------    ADDITIONAL   ACCUM-
                                 SHARES                PAID-IN      ULATED
                                 ISSUED   PAR VALUE    CAPITAL      DEFICIT       TOTAL
                               ---------  ---------   -----------  ---------   ----------
Balance at December 31, 2001   6,627,471   $66,275   $1,319,821   $(664,800)   $  721,296

Net income                          --        --           --       259,993       259,993
                               ---------   -------   ----------   ---------    ----------

Balance at December 31, 2002   6,627,471    66,275    1,319,821    (404,807)      981,289

Common stock issued               94,442       944        7,132        --           8,076

Net income                          --        --           --       329,970       329,970
                               ---------   -------   ----------   ---------    ----------

Balance at December 31, 2003   6,721,913   $67,219   $1,326,953   $ (74,837)   $1,319,335
                               =========   =======   ==========   =========    ==========


See accompanying notes to consolidated financial statements.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                   2003       2002
                                                                ---------   ----------

Cash flows from operating activities:

    Net income                                                 $ 329,970    $ 259,993
    Adjustments to reconcile net income to
        net cash provided by operating activities:
            Depreciation and amortization                        209,639      202,405
            Provision for deferred income taxes                  203,498      (51,500)
            Loss on disposal of fixed assets                      10,227         --
            Decrease in allowance for doubtful accounts          (16,201)        --
             (Increase) decrease in accounts receivable           (53,736)     140,698
              Increase in employee advances                        (1,000)        --
              Increase in prepaid expense                         (10,472)      (5,735)
              Decrease in security deposits                         2,708         --
              Increase in loan fees                                (1,000)        --
            Decrease in accounts payable
                 and accrued expenses                            (71,120)     (69,396)
            (Decrease) increase in income taxes payable          (25,584)      26,500
            Increase in other current liabilities                   --          8,077
                                                               ---------    ---------
                Total adjustments                                246,958      251,049
                                                               ---------    ---------
                Net cash provided by
                    operating activities                         576,928      511,042
                                                               ---------    ---------

Cash flows from investing activities:
    Purchases of property and equipment                          (56,261)     (40,512)
                                                               ---------    ---------
                Net cash used in investing activities            (56,261)     (40,512)
                                                               ---------    ---------

Cash flows from financing activities:
    Repayments on capital lease obligations                      (13,043)     (12,440)
    Net (repayments) borrowings on lines of credit               (70,206)     (16,790)
    Net (repayments) proceeds of stockholder loans                  --       (121,280)
                                                               ---------    ---------
                Net cash used in financing activities            (83,249)    (150,510)
                                                               ---------    ---------

Net increase in cash                                             437,418      320,020

Cash, beginning of year                                          360,649       40,629
                                                               ---------    ---------

Cash, end of year                                              $ 798,067    $ 360,649
                                                               =========    =========

Supplemental disclosures:
   Interest paid                                               $   1,221    $  13,695
                                                               =========    =========
   Income taxes paid                                           $  25,528    $    --
                                                               =========    =========

   Non-cash financing activities:

      Issuance of common stock in connection with
         the Company's Employee Stock Purchase Plan            $   8,077    $      --
                                                               =========    =========




See accompanying notes to consolidated financial statements.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


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

        APES through its subsidiary act as an information service bureau and are engaged primarily in the business of verifying job applicant background information for employers using databases and a national network of agents throughout the United States.

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

    Advertising cost
        Advertising costs are expensed as incurred. For the years ended December 31, 2003 and 2002, advertising expense was $4,142 and $3,713, respectively.

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

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


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

    Net income per common share:
        The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per share," ("SFAS 128"). This pronouncement establishes standards for computing and presenting earnings per share ("EPS") for entities with common stock or potential common stock. The pronouncement requires the presentation of net income or loss per common share based on the weighted average number of shares outstanding during the periods. It also requires the presentation of diluted EPS which includes common stock equivalents arising from the exercise of stock options using the treasury stock method, provided exercise prices are less than the average market price, and when such inclusion results in further dilution. When losses have been incurred, warrants and options are not included since the effect would dilute loss per share.

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

    Fair Value of Financial Instruments
        The Company's financial instruments include cash, accounts receivable, accounts payable and capital lease obligations. Due to the short-term nature of these instruments, the fair value of these instruments approximate their recorded value. The Company has other liabilities which it believes are stated at estimated fair market value.

    Impairment of long-lived assets:
        The Company evaluates its long-lived assets for financial impairment as events or changes in circumstances indicate the carrying value of a long-lived asset may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against their estimated undiscounted future cash flows (undiscounted and without interest charges). If such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


1. Summary of significant accounting policies - continued:

    Stock-Based Compensation

         SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), encourages the use of a fair-value method of accounting for stock-based awards under which the fair value of stock options is determined on the date of grant and expensed over the vesting. As allowed by SFAS 123, we have elected to account for our stock-based compensation plans under an intrinsic value method that requires compensation expense to be recorded only if, on the grant date, the current market price of our common stock exceeds the exercise price the employee must pay for the stock. Our policy is to grant stock options at the fair market value of our underlying stock at the date of grant.

         The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the stock option plans.


    Goodwill and Intangible Assets:

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). In accordance with SFAS No. 142, goodwill is no longer amortized but is tested at least annually for impairment. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company began applying the new accounting rules effective January 1, 2002.

         In connection with the transitional impairment evaluation, SFAS No. 142 required the Company to perform an initial assessment of whether there is an indication that goodwill was impaired as of January 1, 2002. The Company compared the fair value to the carrying value with the fair values being derived using discounted cash flow analyses. The assumptions used in these discounted cash flow analyses are consistent with our internal planning. The impairment test performed indicated that impairment did not exist related to the Company's goodwill at December 31, 2002. The Company updated its assessment of the valuation of goodwill during 2003 and no impairment was determined to exist at December 31, 2003. Future impairment tests will be performed on the Company's goodwill and the Company's earnings may be subject to volatility if goodwill impairments occur in the future.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


1. Summary of significant accounting policies - continued:

    Recent accounting pronouncements:

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("Interpretation No. 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The Company does not expect that Interpretation No. 46 will have a material effect on the Company's results of operations or financial condition as the Company does not currently utilize or have interests in any variable interest entities.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of SFAS No. 150 beginning as of January 1, 2004. The Company adopted SFAS No. 150 on June 1, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's results of operations or financial condition.

         In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104 ("SAB No. 104"), Revenue Recognition. SAB No. 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The Company periodically evaluates its revenue recognition policies in relation to staff accounting bulletins and other generally accepted accounting principles and SEC guidance. The Company believes its revenue recognition policies are in compliance with the provisions of SAB No. 104.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

2. Property and equipment:

        Property and equipment is comprised of the following at December
31,2003:

                                                                 ESTIMATED
                                                  AMOUNT        USEFUL LIVES
                                                  ------        ------------

           Furniture and fixtures           $        53,175        7 years
           Computer equipment                       117,168        5 years
           Telephone equipment                       25,292        5 years
           Other office equipment                    10,383        5 years
           Computer software                        509,655        3 years
                                            ---------------
                                                    715,673
           Less: accumulated depreciation          (570,893)
                                            ---------------
           Property and equipment, net      $       144,780
                                            ===============

        Depreciation expense for the years ended December 31, 2003 and 2002 amounted to $207,511 and $197,218, respectively.

3. Intangible assets:

        Intangible assets at December 31, 2003 consist of the following:

                                                                ESTIMATED
                                                   AMOUNT      USEFUL LIVES
                                                   ------      ------------

            Customer lists                    $        19,000    5 years
            Non-competition covenant                    5,313    3 years
                                              ---------------
                                                       24,313
            Less: accumulated amortization            (24,313)
                                              ---------------

            Intangible assets, net            $          --
                                              ===============


        Amortization expense for the years ended December 31, 2003 and 2002 amounted to $1,598 and $5,188, respectively.

4. Accrued Expenses:

        Accrued expenses at December 31, 2003 consisted of the following:

                     Accrued salaries and benefits         $            24,953
                     Accrued sales tax payable                          26,245
                     Other                                               3,379
                                                           -------------------
                                                           $            54,577
                                                           ===================

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


5. Lines of credit:

        The Company has a $400,000 line of credit with a bank that matures May 1, 2004 and can be renewed annually subject to certain conditions and covenants. The line bears interest at prime plus 1% (5.0% at December 31, 2003). Interest is payable monthly. The line of credit is collateralized by substantially all of the assets of the Company and is personally guaranteed by the majority stockholder and president of the Company. The Company had $0 outstanding on the line of credit at December 31, 2003.

        The Company also has a $25,000 business checking line of credit with a bank that is due on demand. The credit line bears interest at prime plus 6% (10.00% at December 31, 2003), payable monthly, and is collateralized by substantially all of the assets of the Company. The Company had $403 outstanding at December 31, 2003.

6. Income taxes:

        The Company prepares its income tax returns on the cash basis of accounting and its financial statements on the accrual basis of accounting which results in temporary tax timing differences.

        The income tax (expense) benefit for the years ended December 31, 2003 and 2002 consists of the following:

                                              2003                 2002
                                         ---------------      ---------------
                     Current:
                        Federal          $             -      $             -
                        State                         56              (26,500)

                     Deferred:
                        Federal                 (173,991)              34,200
                        State                    (29,507)              17,300
                                         ---------------      ---------------

                                         $      (203,442)     $        25,000
                                         ===============      ===============

        The components of the net deferred tax asset (liability) at December 31, 2003 consist of the following:

          Cash basis accounting adjustment                $   (171,062)
          Tax basis depreciation and amortization              (14,375)
          Goodwill amortization                                 (2,655)
          Net operating loss carryforward                       36,094
                                                          ---------------
                                                              (151,998)
          Less: valuation allowance                                 -
                                                          ---------------

          Net deferred tax liability                      $   (151,998)
                                                          ===============

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


6. Income taxes - continued:

        The net change in the valuation allowance for the years ended December 31, 2003 and 2002 was $0 and $138,000, respectively, resulting from managements' expectation that it is more likely than not that the Company will be able to realize the benefits of net operating loss carryforwards in future years.

        The following is a reconciliation of income tax computed at the Federal Statutory rate to the provisions for taxes:


                                                       2003           2002
                                                   ------------  ------------
           Income tax computed at
               federal statutory rate              $   (181,360)  $   (80,000)
           State income tax, net of federal
               tax benefit                              (19,787)       (6,000)
           Change in valuation allowance                      -       112,000
           Permanent differences                              -        (1,000)
           Other                                         (2,295)            -
                                                   ------------  ------------

                                                   $   (203,442) $     25,000
                                                   ============  ============

        At December 31, 2003, based upon tax returns filed and to be filed, the Company has net operating loss carryforwards for federal tax purposes of approximately $95,015 which will expire in the year 2019.

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

        Property included under capital leases at December 31, 2003 is as follows:

                     Computer equipment                    $            29,457
                     Telephone equipment                                21,677
                                                           -------------------
                                                                        51,134
                     Less accumulated depreciation                     (36,739)
                                                           -------------------

                                                           $            14,395
                                                           ===================

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

7. Commitments - continued:

        Future minimum lease payments under capital leases as of December 31, 2003 are as follows:

                        PRINCIPAL             INTEREST             TOTAL
                     --------------       --------------     --------------

            2004             12,168                1,853             14,021
            2005              3,270                  194              3,464
                     --------------       --------------     --------------

                     $       15,438       $        2,047     $       17,485
                     ==============       ==============     ==============

        Interest rates on the capitalized leases range from 9.0% to 23.4%, respectively, and interest is imputed based on the lessor's implicit rate of return. Monthly payments range from $499 to $693 per month.

    Operating lease agreements:
        The Company is obligated under noncancelable operating leases for office space and office equipment expiring through September 2007. Rent expense for the years ended December 31, 2003 and 2002 was $120,015 and $122,641, respectively.

        Future minimum rental payments under the above noncancelable operating leases as of December 31, 2003 are as follows:

                   2004                 $            91,419
                   2005                              54,926
                   2006                               4,357
                   2007                               3,267
                                        -------------------

                                        $           153,969
                                        ===================
    Employment agreements:
        On December 1, 2003, the Company entered into a five-year and two-month employment agreement with an officer whereby the Company will pay a total salary of $300,000 per annum, with an annual compensation increase at the rate of five percent (5%). The employment agreement also calls for a bonus in the form of common stock to be paid at the discretion of the Board of Directors based on the Company meeting certain profitability milestones. At December 31, 2003, total future minimum commitments under this agreement are approximately $1,700,000.

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

8. Legal Proceedings
        The Company may be a party to various legal actions, proceedings and pending claims in the normal course of business. Management does not expect the outcome of any such claims to have a material adverse effect on the Company's financial position or results of operations.