Form 10KSB/A
period 2003-12-31
ACCUFACTS PRE EMPLOYMENT SCREENING INC
filed 2004-04-02
CIK 1085545

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              FORM 10-KSB/A (NO.1)

(Mark One)

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF
      ACT 1934.

        From the transition period from              to            .
                                        ------------   ------------

                        COMMISSION FILE NUMBER 001-14995

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                    DELAWARE                              13-4056901
         -------------------------------            --------------------
         (State or Other Jurisdiction of            (I.R.S. Employer
         Incorporation or Organization)              Identification No.)


       2180 S.R. 434 WEST, SUITE #4150, FL                  32779
    ----------------------------------------              ----------
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

                                       N/A
                                ----------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   X
                               -----

Revenues for the Company's fiscal year ended December 31, 2003 were $4,571,984.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average closing bid asked quotations for the common stock on March 22, 2004, as reported on the OTC Bulletin Board was approximately $1,129,000.

As of March 22, 2004, the registrant had 6,721,913 shares outstanding.

Transitional Small Business Disclosure (check one): Yes      No X
                                                       ----    ----

                                EXPLANATORY NOTE

The independent auditor's report of Tedder, James, Worden & Associates, P.A. included with the original filing of the Company's 10-KSB on March 30, 2004, was inadvertently dated March 30, 2004 instead of February 6, 2004. As such, an amended independent auditor's report dated February 6, 2004 is included herewith. There have been no other amendments to the original 10-KSB filing beyond correction of the date of the independent auditor's report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Accufacts Pre-Employment Screening, Inc. Date: April 2, 2004


BY: /S/ PHILIP LUIZZO
-----------------------------
PHILIP LUIZZO
DIRECTOR, PRESIDENT AND
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/S/ PHILIP LUIZZO                            DATE: APRIL 2, 2004
---------------------------------------
PHILIP LUIZZO
DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

/S/ JOHN C. SVEDESE                          DATE: APRIL 2, 2004
---------------------------------------
JOHN C. SVEDESE
VICE PRESIDENT AND DIRECTOR

/S/ RICHARD J. MAGLIO                        DATE: APRIL 2, 2004
---------------------------------------
RICHARD J. MAGLIO
DIRECTOR

/S/ ANTHONY LUIZZO                           DATE: APRIL 2, 2004
---------------------------------------
ANTHONY LUIZZO
SECRETARY AND DIRECTOR

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

10.7 Employment Agreement dated December 1, 2004 between the Registrant and Philip Luizzo (9)

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

      (9) Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, and is incorporated by reference herein.

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


February 6, 2004

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