Form 10QSB
period 2004-03-31
ACCUFACTS PRE EMPLOYMENT SCREENING INC
filed 2004-05-17
CIK 1085545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

/ /     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934 FOR THE TRANSACTION PERIOD FROM              TO

                                    COMMISSION FILE NUMBER


ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


         DELAWARE                                        13-4056901
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


2180 STATE ROAD 434 WEST SUITE 4150, LONGWOOD, FLORIDA 32779
------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


(407) 682-5051
(ISSUER'S TELEPHONE NUMBER)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_    No___

The registrant had 6,721,913 shares of common stock, $0.01 par value, outstanding as of MAY 17, 2004.


Transitional Small Business Disclosure Format (check one):

Yes___     No_X_

                      ACCUFACTS PRE-EMPLOYMENT SCREENING, INC

                                      INDEX



PART I     FINANCIAL INFORMATION                                            PAGE

Item 1.    Financial Statements


           Consolidated Condensed Balance Sheets as of March 31, 2004
               (Unaudited) and December 31, 2003 (Audited)                     1

           Consolidated Condensed Income Statements (Unaudited)for the
               Three Months Ended March 31, 2004 and 2003                      3

            Consolidated Condensed Statements of Cash Flows (Unaudited) for
               the Three Months Ended March 31, 2004 and 2003                  4

            Notes to Unaudited Consolidated Condensed Financial Statements     5


Item 2.    Management's Discussion and Analysis or Plan of Operation           6


Item 3.     Controls and Procedures                                            7


PART II    OTHER INFORMATION


Item 1.    Legal Proceedings                                                   8

Item 2.    Change in Securities                                                8

Item 3.    Defaults Upon Senior Securities                                     8

Item 4.    Submission of Matters to a Vote of Security Holders                 8

Item 5.    Other Information                                                   8

Item 6.    Exhibits and Reports on Form 8-K                                    8

           Signatures                                                          9

                                      PART I

                              FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS




                     ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                     ASSETS

                                                     MARCH 31,      DECEMBER 31,
                                                       2004             2003
                                                    (UNAUDITED)       (AUDITED)


CURRENT ASSETS:


    Cash                                            $  961,500        $  798,067
    Accounts receivable, net of allowance for
       doubtful accounts of $9,800                     665,288           605,074
    Employee advances                                    1,000             1,000
    Prepaid expense                                     53,184            16,208
                                                    ----------        ----------

        TOTAL CURRENT ASSETS                         1,680,972         1,420,349

Property and equipment, net                            136,177           144,780

Other assets:
    Security deposits                                    5,835             5,835
    Loan fees, net                                         118               470
    Goodwill                                           125,543           125,543
    Deferred taxes                                        --              36,095
                                                    ----------        ----------

        TOTAL OTHER ASSETS                             131,496           167,943
                                                    ----------        ----------

TOTAL ASSETS                                        $1,948,645        $1,733,072
                                                    ==========        ==========





See accompanying notes to consolidated condensed financial statements.








                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          MARCH 31,  DECEMBER 31,
                                                            2004           2003
                                                         (UNAUDITED)   (AUDITED)


Current liabilities:

    Line of credit                                       $      --     $       403
    Current maturities of capital lease obligations           10,497        12,168
    Accounts payable                                         228,117       154,310
    Accrued expenses                                          93,597        54,577
    Income taxes payable                                      17,661           916
    Deferred taxes                                           189,157       188,093
                                                         -----------   -----------
        TOTAL CURRENT LIABILITIES                            539,029       410,467

Other liabilities:
    Capital lease obligations, less current maturities         1,346         3,270
                                                         -----------   -----------
        TOTAL LIABILITIES                                    540,375       413,737

Commitments

Stockholders' equity:
    Preferred stock                                             --            --
    Common stock                                              67,219        67,219
    Additional paid-in-capital                             1,326,953     1,326,953
    Retained earnings (accumulated deficit)                   14,098       (74,837)
                                                         -----------   -----------
        TOTAL STOCKHOLDERS' EQUITY                         1,408,270     1,319,335
                                                         -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 1,948,645   $ 1,733,072
                                                         ===========   ===========





See accompanying notes to consolidated condensed financial statements.







                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                       -------------------------
                                                               MARCH 31,
                                                          2004            2003
                                                       -------------------------





Revenue                                               $ 1,136,565    $   930,835
Cost of services                                          786,294        664,178
                                                      -----------    -----------

Gross profit                                              350,271        266,657
                                                      -----------    -----------
Operating expenses:
    General & administrative                              206,862        222,020
                                                      -----------    -----------

Operating income                                          143,409         44,637

Other income (expense):
    Other income (expense)                                   (170)         1,483
    Amortization expense                                     (353)          (475)
    Interest expense, net                                     (46)          (762)
                                                      -----------    -----------
                                                             (569)           246
                                                      -----------    -----------


Income before income taxes                                142,840         44,883

Income tax expense                                         53,905         16,900
                                                      -----------    -----------

Net income                                            $    88,935    $    27,983
                                                      ===========    ===========


Weighted average number of common
    shares outstanding, basic and diluted               6,721,913      6,721,913
                                                      ===========    ===========


Net income per share, basic and diluted               $      0.01    $      0.00
                                                      ===========    ===========





See accompanying notes to consolidated condensed financial statements.





                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                    ------------------------------
                                                                       MARCH 31,      MARCH 31,
                                                                         2004           2003

                                                                    ------------------------------



CASH FLOWS FROM OPERATING ACTIVITIES:


   Net income                                                       $    88,935     $    27,983

   Adjustments to reconcile net income to
       net cash provided by operating activities:
        Depreciation and amortization                                    22,554          51,505
        Provision for deferred income taxes                              37,159          14,700
        Changes in current assets and liabilities                        32,733        ( 35,532)
                                                                       ---------      ---------

           Total adjustments                                             92,446          30,673
                                                                       ---------      ---------

Net cash provided by operating activities                               181,381          58,656

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                 ( 13,599)       ( 15,214)
                                                                       ---------      ---------

Net cash used in investing activities                                  ( 13,599)       ( 15,214)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments on capital lease obligations                             (  3,595)       (  3,072)
   Net repayments on lines of credit                                   (    754)       ( 69,677)
                                                                      ---------       ---------

Net cash used in financing activities                                  (  4,349)       ( 72,749)
                                                                      ---------       ---------

Net increase (decrease)                                                 163,433        ( 29,307)

Cash - beginning of period                                              798,067         360,649
                                                                      ---------       ---------

Cash - end of period                                                  $ 961,500       $ 331,342
                                                                      =========       =========

Supplemental disclosures:
   Interest paid                                                      $      46       $     762
                                                                      =========       =========
   Income taxes paid                                                  $    --         $  25,582
                                                                      =========       =========

   Non-cash financing activities:

      Issuance of common stock from other
         current liabilities                                          $    --         $   8,077
                                                                      =========       =========
      Issuance of common stock through
         paid-in capital                                              $    --         $     273
                                                                      =========       =========



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

The financial statements included herein should be read in conjunction with the financial statements included in the Company's Form 10-KSB for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004.

2.  RECENT FINANCIAL ACCOUNTING STANDARDS

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-QSB. This report contains forward-looking statements. The term, "forward-looking statements," is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Report as well as our other filings with the Securities and Exchange Commission, press releases and oral statements, words or phrases such as "believes", "anticipates", "expects", "intends", "will likely result in", "estimates", "projects" or similar expressions are intended to denote forward-looking statements. The possible results that may be suggested by forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially.

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

In general, Accufacts' business provides a variety of background reports regarding client employee candidates. These may include such items as: criminal background checks, social security number verifications, employment verifications, professional license verifications, education verifications, credit reports, driving records, and other related reports. We believe that obtaining such background checks is a proven, prudent part of a client's hiring process. Falsification of employment application data is not uncommon, and courts have in certain circumstances held employers liable for harm caused by employees, especially when there is a pattern of behavior. Furthermore, statistics indicate that pre-employment screenings lead to increased employee integrity and decreased turnover, which improves client business performance.

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

CRITICAL ACCOUNTING POLICIES

Accufacts' significant accounting policies, including the assumptions and judgments underlying them, are more fully described in the footnotes to our financial statements at December 31, 2003. Some of Accufacts' accounting policies require the application of significant judgment by management in the preparation of the financial statements, and as a result, they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Accufacts has identified certain of its accounting policies as the ones that are most important to the portrayal of Accufacts' financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Accufacts' critical accounting policies include the following:

REVENUE RECOGNITION

Revenue is recognized at the time of performance of service.

ACCOUNTING FOR INTANGIBLE AND LONG-LIVED ASSETS

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets, "Accufacts conducts annual impairment tests of goodwill and indefinite-lived intangible assets recorded on its books in order to determine if any impairment of value may have taken place. Impairment tests will be conducted sooner if circumstances indicate that impairment may have occurred. At its annual evaluation of its goodwill and indefinite-lived intangible assets, Accufacts determined that such assets were not impaired.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 2004 were $1,136,565, up $205,730, or 22.1%, over revenues for the three months ended March 31, 2003, which were $930,835. This increase was mostly due to an increase in court fees associated with obtaining background information. The increase was passed on to our customers through increased price levels consistent with other companies in the industry.

Cost of services for the three months ended March 31, 2004 were $786,294, up $122,116, or 18.4%, over cost of services for the three months ended March 31, 2003, which were $664,178. As mentioned above, this increase was directly attributable to the increase in court fees associated with providing services.

General and administrative expenses for the three months ended March 31, 2004 were $206,862, down $15,158, or 6.8%, from the three months ended March 31, 2003, which were $222,020. This decrease was generally due to continuing efficiencies realized in the administrative and financial areas of the Company.

Operating income for the quarter ended March 31, 2004 was $143,409, an increase of $98,772 from operating income for the three months ended March 31, 2003, which was $44,637. Income before income taxes for the period was $142,840, compared to $44,883 for the period ended March 31, 2003. The Company intends to increase its business through the use of operating profits and borrowings. The Company believes that its anticipated cash flow from operations as well as availability of funds from existing bank facilities will provide the liquidity to meet current foreseeable cash needs for the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, Accufacts had total assets of $1,948,645, compared with $1,733,072 at December 31, 2003, representing an increase in assets of $215,573, or 12.4%. The majority of this increase relates to an increase in cash balances of approximately $163,433, which is associated with the higher operating income levels due to the continuing efficiencies realized in the administrative and financial areas of the Company. For the same periods, the Company had total liabilities of $540,375 at March 31, 2004 compared to $413,737 at December 31, 2003, reflecting an increase of $126,638, or 30.6%. The increase in total liabilities is mostly due to an increase of approximately $73,800 in accounts payable balances. As mentioned above, this increase was also attributable to the increase in court fees associated with providing services.

The Company has a $25,000 business checking/overdraft line of credit. As of March 31, 2004, there was $0 outstanding on this line of credit. It bears interest at the prime rate plus 6.0% and is collateralized by the assets of the Company. Effective August 12, 2003, the Company obtained an additional $400,000 line of credit with a bank. The line of credit matures August 1, 2004 and can be renewed annually subject to certain conditions and covenants. The line of credit bears interest at prime plus 1.0%. Interest is payable monthly. The line of credit is collateralized by substantially all of the assets of the Company and is personally guaranteed by the majority stockholder and president of the Company. As of March 31, 2004, there was $0 outstanding on this line of credit.

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

Item 6.  Exhibits and Reports on Form 8-K


(a)        Exhibits

NUMBER              DESCRIPTION OF EXHIBIT

2.1 Plan and Agreement of Merger of Maglio, Inc. and Maglio-Accufacts Pre-Employment Screening, Inc., dated October 11, 1999, by and among Accufacts Pre-Employment Screening, Inc., Maglio-Accufacts Pre-Employment Screening, Inc., and Maglio, Inc. (1)
2.2 Supplemental Agreement, dated as of October 11, 1999, by and among Accufacts Pre-Employment Screenings, Inc., Maglio, Inc., Maglio-Accufacts Pre-Employment Screening, Inc., and Richard J. Maglio. (1)
2.3 Agreement and Plan of Merger dated as of November 20, 2002 by and between Accufacts Pre-Employment Screening, Kroll Background America, Inc., and Accufacts Acquisition Corp. (8)
2.4 Extension of Agreement and Plan of Merger dated as of February 27, 2003 by and Between Accufacts Pre-Employment Screening, Kroll Background America, Inc., and Accufacts Acquisition Corp. (8)
2.5 Termination of Agreement and Plan of Merger dated as of April 16, 2003 by and between Accufacts Pre-Employment Screening, Kroll Background America, Inc., and Accufacts Acquisition Corp. (9)
3.1        Articles of Incorporation of Accufacts Pre-Employment Screening, Inc.
           and Certificate of Merger (2)
3.2        By-laws of Accufacts Pre-Employment Screening, Inc. (2)
3.3 Certificate of Incorporation of Maglio-Accufacts Pre-Employment Screening, Inc. (4)
3.4        By-laws of Maglio-Accufacts Pre-Employment Screening, Inc. (4)
3.5        Amendment to By-laws of Accufacts Pre-Employment Screening, Inc. (7)
4.1 Specimen of Common Stock Certificate of Accufacts Pre-Employment Screening, Inc. (2)
4.2 Asset Purchase Agreement dated August 26, 1998 between Southern Cargo, Inc. and Accufacts Pre-Employment Screening, Inc. (2)
4.3 Shareholder Rights and Registration Rights Agreement, dated as of October 11, 1999, by and between Accufacts Pre-Employment Screening, Inc. and Richard J. Maglio (1)
10.1 Employment Agreement, dated September 1, 1998, between the Registrant and Philip Luizzo (2)
10.2 Amendment, dated October 5, 1999, to the Employment Agreement, dated September 1, 1998, between the Registrant and Philip Luizzo (3)
10.3 Employment Agreement, dated September 1, 1998, between the Registrant and John Svedese (2)
10.4 Employment Agreement, dated October 11, 1999, by and among the Registrant, Maglio- Accufacts Pre-Employment Screening, Inc., and Richard J. Maglio (4)
10.5 Lease Agreement, dated April 1, 1997, between the Registrant and 6 Greene Street Associates, LLC, as amended (4)
10.6 Lease Agreement, dated August 28, 1998, between Maglio, Inc. and CB Sanlando Center, Inc. (4)
16.1       Letter on Change in Certifying Accountant  (5)
16.2       Letter on Change in Certifying Accountant  (6)
21.1       List of Subsidiaries (4)
31.1 Certification of Executive Chairman, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
                                     Page 8

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



Date: May 17, 2004
                                     Page 9