Form 10QSB
period 2004-06-30
ACCUFACTS PRE EMPLOYMENT SCREENING INC
filed 2004-08-20
CIK 1085545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.
                                                          --------------

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSACTION PERIOD FROM              TO
                                      _____________    _________________


                             COMMISSION FILE NUMBER 001-14995
                                                    ---------


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


2180 STATE ROAD 434 WEST SUITE 4150 LONGWOOD, FLORIDA 32779
-----------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


(407) 682-5051
--------------
(ISSUER'S TELEPHONE NUMBER)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_    No___

The registrant had 6,721,913 shares of common stock, $0.01 par value, outstanding as of AUGUST 18, 2004.


Transitional Small Business Disclosure Format (check one):

Yes___     No_X_

                      ACCUFACTS PRE-EMPLOYMENT SCREENING, INC

                                      INDEX



PART I     FINANCIAL INFORMATION                                            PAGE

Item 1.    Financial Statements


           Consolidated Condensed Balance Sheets as of June 30, 2004
               (Unaudited) and December 31, 2003 (Audited)                     1

           Consolidated Condensed Income Statements (Unaudited)for the
               Three Months and Six Months Ended June 30, 2004 and 2003        3

            Consolidated Condensed Statements of Cash Flows (Unaudited) for
               the Three Months and Six Months Ended June 30, 2004 and 2003    4

            Notes to Unaudited Consolidated Condensed Financial Statements     5


Item 2.    Management's Discussion and Analysis or Plan of Operation           6


Item 3.     Controls and Procedures                                            8


PART II    OTHER INFORMATION


Item 1.    Legal Proceedings                                                   9

Item 2.    Change in Securities                                                9

Item 3.    Defaults Upon Senior Securities                                     9

Item 4.    Submission of Matters to a Vote of Security Holders                 9

Item 5.    Other Information                                                   9

Item 6.    Exhibits and Reports on Form 8-K                                    9

           Signatures                                                          9

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS




                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                     ASSETS

                                                     JUNE 30,       DECEMBER 31,
                                                       2004            2003
                                                    (UNAUDITED)       (AUDITED)


CURRENT ASSETS:


    Cash                                           $ 1,082,454       $   798,067
    Accounts receivable, net of allowance for
       doubtful accounts of $9,800                     732,942           605,074
    Employee advances                                    2,700             1,000
    Prepaid expense                                     45,207            16,208
                                                    ----------        ----------

        TOTAL CURRENT ASSETS                         1,863,303         1,420,349

Property and equipment, net                            129,597           144,780

Other assets:
    Security deposits                                    5,835             5,835
    Goodwill                                           125,543           125,543
    Loan fees, net                                          --               470
    Deferred taxes                                          --            36,095
                                                    ----------        ----------

        TOTAL OTHER ASSETS                             131,378           167,943
                                                    ----------        ----------

TOTAL ASSETS                                       $ 2,124,278       $ 1,733,072
                                                   ===========       ===========




                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           JUNE 30, DECEMBER 31,
                                                             2004       2003
                                                          (UNAUDITED) (AUDITED)


Current liabilities:

    Line of credit                                       $        --   $       403
    Current maturities of capital lease obligations            8,100        12,168
    Accounts payable                                         225,468       154,310
    Accrued expenses                                          58,889        54,577
    Income taxes payable                                      45,286           916
    Deferred taxes                                           233,039       188,093
                                                         -----------   -----------

        TOTAL CURRENT LIABILITIES                            570,782       410,467

Other liabilities:
    Capital lease obligations, less current maturities            --         3,270
                                                         -----------   -----------

        TOTAL LIABILITIES                                    570,782       413,737

Commitments                                                       --            --

Stockholders' equity:
    Preferred stock                                               --            --
    Common stock                                              67,219        67,219
    Additional paid-in-capital                             1,326,953     1,326,953
    Retained earnings (accumulated deficit)                  159,324       (74,837)
                                                         -----------   -----------
        TOTAL STOCKHOLDERS' EQUITY                         1,553,496     1,319,335
                                                         -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 2,124,278   $ 1,733,072
                                                         ===========   ===========





See accompanying notes to consolidated condensed financial statements.







                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       --------------------------------------------------------
                                                                JUNE 30,                      JUNE 30,
                                                           2004         2003            2004            2003
                                                       --------------------------------------------------------
Revenue                                               $ 1,390,373    $ 1,118,296    $ 2,526,938    $ 2,049,131
Cost of services                                          940,064        762,048      1,726,358      1,426,227
                                                      -----------    -----------    -----------    -----------

Gross Profit                                              450,309        356,248        800,580        622,905
                                                      -----------    -----------    -----------    -----------
Operating expenses:
    General & administrative                              213,445        229,544        420,307        451,564
                                                      -----------    -----------    -----------    -----------

Operating income                                          236,864        126,704        380,273        171,341

Other income (expense):
    Other income                                               --            620             --          2,102
    Amortization expense                                     (118)          (475)          (471)          (950)
    Interest expense, net                                     263             (1)           217           (763)
    Other expense                                          (3,401)        (5,709)        (3,571)        (5,709)
                                                      -----------    -----------    -----------    -----------
                                                           (3,256)        (5,565)        (3,825)        (5,319)
                                                      -----------    -----------    -----------    -----------


Income before income taxes                                233,608        121,139        376,448        166,021

Income tax expense                                         88,382         46,472        142,287         63,372
                                                      -----------    -----------    -----------    -----------

Net income                                            $   145,226    $    74,667        234,161        102,649
                                                      ===========    ===========    ===========    ===========


Weighted average number of common
    Shares outstanding, basic and diluted               6,721,913      6,721,913      6,721,913      6,702,028
                                                      ===========    ===========    ===========    ===========


Net income per share, basic and diluted               $      0.02    $      0.01    $      0.03    $      0.02
                                                      ===========    ===========    ===========    ===========





See accompanying notes to consolidated condensed financial statements.






                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                         -----------------------------     -----------------------------
                                                           JUNE 30,       JUNE 30,             JUNE 30,        JUNE 30,
                                                             2004           2003                 2004            2003
                                                         -----------------------------     -----------------------------



CASH FLOWS FROM OPERATING ACTIVITIES:


   Net income                                            $   145,226      $   74,667            $   234,161   $  102,649

   Adjustments to reconcile net income to
      net cash (used in) provided by
      operating activities:
        Depreciation and amortization                         24,041          52,876                 46,595      104,381
        Provision for deferred income taxes                   43,881          49,644                 81,041       64,344
        Changes in current assets and liabilities            (71,460)       (250,033)               (38,727)    (285,564)
                                                            --------       ---------              ---------    ---------

           Total adjustments                                  (3,538)       (147,513)                88,909     (116,839)
                                                            --------       ---------              ---------    ---------

Net cash (used in) provided by operating activities          141,688         (72,846)               323,070      (14,190)

Cash flows from investing activities:
   Purchases of property and equipment                       (17,344)        (15,035)               (30,942)     (30,249)
                                                            --------       ---------              ---------    ---------

Net cash used in investing activities                        (17,344)        (15,035)               (30,942)     (30,249)

Cash flows from financing activities:
   Repayments on capital lease obligations                    (3,742)         (3,194)                (7,338)      (6,266)
   Net repayments on lines of credit                             351            (264)                  (403)     (69,941)
                                                           ---------       ---------              ---------    ---------

Net cash used in financing activities                         (3,391)         (3,458)                (7,741)     (76,207)
                                                           ---------       ---------              ---------    ---------

Net (decrease) increase                                      120,953         (91,339)               284,387     (120,646)

Cash - beginning of period                                   961,501         331,342                798,067      360,649
                                                           ---------       ---------              ---------    ---------

Cash - end of period                                     $ 1,082,454       $ 240,003            $ 1,082,454    $ 240,003
                                                           =========       =========              =========    =========

Supplemental disclosures:
   Interest paid                                           $      --       $       1              $      46    $     763
                                                           =========       =========              =========    =========
   Income taxes paid                                       $  16,876       $      --              $  16,876    $  25,528
                                                           =========       =========              =========    =========

   Non-cash financing activities:

      Issuance of common stock from other
         current liabilities                               $      --       $      --              $      --    $   8,077
                                                           =========       =========              =========    =========
      Issuance of common stock through
         paid-in capital                                   $      --       $      --              $      --    $     273
                                                           =========       =========              =========    =========




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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, except for mandatory redeemable financial instruments. Mandatory redeemable financial instruments are subject to the provisions of SFAS No. 150 beginning as of January 1, 2004. The Company adopted SFAS No. 150 on June 1, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's results of operations or financial condition.

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

ACCOUNTING FOR INTANGIBLE AND LONG-LIVED ASSETS

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets, "Accufacts conducts annual impairment tests of goodwill recorded on its books in order to determine if any impairment of value may have taken place. Impairment tests will be conducted sooner if circumstances indicate that impairment may have occurred. At its annual evaluation of its goodwill, Accufacts determined that such assets were not impaired.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30,2003:

Revenues for the three months ended June 30, 2004 were $1,390,373, up $ 272,077, or 24.3%, over revenues for the three months ended June 30, 2003, which were $1,118,296. This increase was mostly due to an increase in court fees associated with obtaining background information. The increase was passed on to our customers through increased price levels consistent with other companies in the industry.

Cost of services for the three months ended June 30, 2004 were $940,064, up $ 178,016, or 23.4%, over cost of services for the three months ended June 30, 2003, which were $762,048. As mentioned above, this increase was directly attributable to the increase in court fees associated with providing services.

General and administrative expenses for the three months ended June 30, 2004 were $213,445, down $16,099, or 7.0%, from the three months ended June 30, 2003, which were $229,544. This decrease was generally due to continuing efficiencies realized in the administrative and financial areas of the company.

Operating income for the quarter ended June 30, 2004 was $236,864, an increase of $110,160 from operating income for the three months ended June 30, 2003, which was $126,704. Income before income taxes for the period was $233,608, compared to $121,139 for the period ended June 30, 2003. The Company intends to increase its business through the use of operating profits and borrowings. The Company believes that its anticipated cash flow from operations as well as availability of funds from existing bank facilities will provide the liquidity to meet current foreseeable cash needs for the next 12 months.

SIX MONTHS ENDED JUNE 30,2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003:

Revenues for the six months ended June 30, 2004 were $ 2,526,938, versus $2,049,131 for the six months ended June 30, 2003. This is an increase of $477,807, or 23.3% for the period. As mentioned above, this increase was mostly due to an increase in court fees associated with obtaining background information.

Cost of services for the six months ended June 30, 2004 were $1,726,358, up $ 300,131, or 21.0% from the cost of services for the six months ended June 30, 2003, which were $1,426,227. This increase, for the most part, corresponds to the increase in court fees associated with providing services.

General and Administrative costs for the six month period ended June 30, 2004 were $ 420,307 compared with $ 451,564 for the same period in 2003. This is a decrease of $ 31,257, or 6.9% from the six month period in 2003. This decrease was mainly due to efficiency in the financial reporting and administrative areas of the company.

Operating income for the six months ended June 30, 2004 was $380,273, compared to operating income of $171,341 for the same period in 2003. Income before income taxes for the six months ended June 30, 2004 was $376,448, compared to $166,021 for the same period ended June 30, 2003. As a result, the Company realized net income per share of $0.03 compared to $0.02 for the same period in 2003.

Net cash provided by operating activities for the six months ended June 30, 2004 was $323,070, compared to net cash used in operations of $14,190 for the six month period ended June 30, 2003. Ending cash for the six months ended June 30, 2004 was $1,082,454 compared to ending cash for the same period in 2003 of $240,003.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, Accufacts had total assets of $2,124,278, compared with $1,733,072 at December 31, 2003, representing an increase in assets of $391,206, or 22.6%. The majority of this increase relates to an increase in cash balances of approximately $284,387, which is associated with the higher operating income levels due to the continuing efficiencies realized in the administrative and financial areas of the Company. For the same periods, the Company had total liabilities of $ 570,780 at June 30, 2004 compared to $ 413,737 at December 31, 2003, reflecting a increase of $ 157,043, or 38.0%. The increase in total liabilities is mostly due to an increase of approximately $71,158 in accounts payable balances. As mentioned above, this increase was also attributable to the increase in court fees associated with providing services.

The Company has a $25,000 business checking/overdraft line of credit. As of June 30, 2004, there was $0 outstanding on this line of credit. It bears interest at the prime rate plus 6.0% and is collateralized by the assets of the Company. Effective August 12, 2003, the Company obtained an additional $400,000 line of credit with a bank. The line of credit matures August 31, 2004 and can be renewed annually subject to certain conditions and covenants. The line of credit bears interest at prime plus 1.0%. Interest is payable monthly. The line of credit is collateralized by substantially all of the assets of the Company and is personally guaranteed by the majority stockholder and president of the Company. As of June 30, 2004, there was $0 outstanding on this line of credit.

Management is continuing to refine operations with a focus toward increasing revenues through aggressive marketing initiatives and generating a continuous stream of positive earnings. We believe that the Company is poised to leverage competitive advantages and generate continued profitable growth.


ITEM 3.   Controls and Procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the executive officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

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



Date: August 18, 2004
                                     Page 9