Form 10QSB
period 2004-09-30
ACCUFACTS PRE EMPLOYMENT SCREENING INC
filed 2004-11-15
CIK 1085545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    FOR THE TRANSACTION PERIOD FROM              TO

    COMMISSION FILE NUMBER


ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
--------------------------------------------------------------------------------
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


DELAWARE                                                    13-4056901
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


2180 STATE ROAD 434 WEST SUITE 4150 LONGWOOD, FLORIDA 32779
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


(407) 682-5051
(ISSUER'S TELEPHONE NUMBER)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_    No___

The registrant had 6,721,913 shares of common stock, $0.01 par value, outstanding as of NOVEMBER 12, 2004.


Transitional Small Business Disclosure Format (check one):

Yes___     No_X_

                      ACCUFACTS PRE-EMPLOYMENT SCREENING, INC

                                      INDEX



PART I     FINANCIAL INFORMATION                                            PAGE

Item 1.    Financial Statements


           Consolidated Condensed Balance Sheets as of September 30, 2004
               (Unaudited) and December 31, 2003 (Audited)                      1

           Consolidated Condensed Income Statements (Unaudited)for the
               Three Months and Nine Months Ended September 30, 2004 and 2003   3

            Consolidated Condensed Statements of Cash Flows (Unaudited) for the
               Three Months and Nine Months Ended September 30, 2004 and 2003   4

            Notes to Unaudited Consolidated Condensed Financial Statements      5


Item 2.    Management's Discussion and Analysis or Plan of Operation            6


Item 3.     Controls and Procedures                                             8


PART II    OTHER INFORMATION


Item 1.    Legal Proceedings                                                    9

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          9

Item 3.    Defaults Upon Senior Securities                                      9

Item 4.    Submission of Matters to a Vote of Security Holders                  9

Item 5.    Other Information                                                    9

Item 6.    Exhibits and Reports on Form 8-K                                     9

           Signatures                                                           9

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS




                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                     ASSETS

                                                   SEPTEMBER 30,     DECEMBER 31,
                                                       2004             2003
                                                    (UNAUDITED) (AUDITED)


CURRENT ASSETS:


    Cash                                           $ 1,157,408       $   798,067
    Accounts receivable, net of allowance for
       doubtful accounts of $9,800                     817,238           605,074
    Employee advances                                    2,000             1,000
    Prepaid expense                                     19,242            16,208
                                                    ----------        ----------

        TOTAL CURRENT ASSETS                         1,995,888         1,420,349

Property and equipment, net                            140,314           144,780

Other assets:
    Security deposits                                    5,835             5,835
    Goodwill                                           125,543           125,543
    Intangible assets, net                             134,961                --
    Loan fees, net                                         900               470
    Deferred taxes                                          --            36,095
                                                    ----------        ----------

        TOTAL OTHER ASSETS                             267,239           167,943
                                                    ----------        ----------

TOTAL ASSETS                                       $ 2,403,441       $ 1,733,072
                                                   ===========       ===========





                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         SEPTEMBER 30,   DECEMBER 31,
                                                             2004            2003
                                                          (UNAUDITED)      (AUDITED)


Current liabilities:

    Line of credit                                       $        --   $       403
    Current maturities of capital lease obligations            5,085        12,168
    Accounts payable                                         214,819       154,310
    Accrued expenses                                         120,833        54,577
    Income taxes payable                                      43,894           916
    Deferred taxes                                           276,969       188,093
                                                         -----------   -----------

        TOTAL CURRENT LIABILITIES                            661,600       410,467

Other liabilities:
    Capital lease obligations, less current maturities            --         3,270
                                                         -----------   -----------

        TOTAL LIABILITIES                                    661,600       413,737

Commitments                                                       --            --

Stockholders' equity:
    Preferred stock                                               --            --
    Common stock                                              67,219        67,219
    Additional paid-in-capital                             1,326,953     1,326,953
    Retained earnings (accumulated deficit)                  347,669       (74,837)
                                                         -----------   -----------
        TOTAL STOCKHOLDERS' EQUITY                         1,741,841     1,319,335
                                                         -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 2,403,441   $ 1,733,072
                                                         ===========   ===========





See accompanying notes to consolidated condensed financial statements.




                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       --------------------------------------------------------
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                           2004         2003            2004            2003
                                                       --------------------------------------------------------





Revenue                                               $ 1,401,698    $ 1,342,168    $ 3,928,636    $ 3,391,299
Cost of services                                          839,962        946,624      2,566,321      2,372,850
                                                      -----------    -----------    -----------    -----------

Gross profit                                              561,736        395,544      1,362,315      1,018,449
                                                      -----------    -----------    -----------    -----------
Operating expenses:
    General & administrative                              259,775        185,253        680,083        636,817
                                                      -----------    -----------    -----------    -----------

Operating income                                          301,961        210,291        682,232        381,632

Other income (expense):
    Other income                                               --             --             --          2,102
    Amortization expense                                     (112)          (651)          (583)        (1,601)
    Interest expense, net                                   1,309           (202)         1,527           (965)
    Other expense                                              --         (2,100)        (3,571)        (7,809)
                                                      -----------    -----------    -----------    -----------
                                                            1,197         (2,953)        (2,627)        (8,273)
                                                      -----------    -----------    -----------    -----------


Income before income taxes                                303,158        207,338        679,605        373,359

Income tax                                                114,813         52,005        257,099        115,377
                                                      -----------    -----------    -----------    -----------

Net income                                            $   188,345    $   155,333    $   422,506    $   257,982
                                                      ===========    ===========    ===========    ===========


Weighted average number of common
    Shares outstanding, basic and diluted               6,721,913      6,721,913      6,721,913      6,708,681
                                                      ===========    ===========    ===========    ===========


Net income per share, basic and diluted               $      0.03    $      0.02    $      0.06    $      0.04
                                                      ===========    ===========    ===========    ===========





See accompanying notes to consolidated condensed financial statements.




                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        ------------------------------       -----------------------------
                                                         SEPTEMBER 30,   SEPTEMBER 30,        SEPTEMBER 30,   SEPTEMBER 30,
                                                             2004           2003                 2004            2003
                                                        ------------------------------        -----------------------------



CASH FLOWS FROM OPERATING ACTIVITIES:


   Net income                                              $ 188,345      $ 155,333              $ 422,506    $ 257,984
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                         25,715         53,597                 72,310      157,978
        Provision for deferred income taxes                   43,930         52,005                124,971      116,349
        Changes in current assets and liabilities            (71,909)       (63,965)              (110,636)    (349,530)
                                                           ---------      ---------              ---------    ---------

           Total adjustments                                  (2,264)        41,638                 86,645      (75,203)
                                                           ---------      ---------              ---------    ---------

Net cash provided by operating activities                    186,081        196,970                509,151      182,781

Cash flows from investing activities:
   Purchase of intangible asset                              (70,780)            --                (70,780)          --
   Purchases of property and equipment                       (37,332)       (13,272)               (68,274)     (43,521)
                                                           ---------      ---------              ---------    ---------

Net cash used in financing activities                       (108,112)       (13,272)              (139,054)     (43,521)

Cash flows from financing activities:
   Repayments on capital lease obligations                    (3,015)         (3,321)              (10,353)      (9,588)
   Net repayments on lines of credit                              --          (1,198)                 (403)     (71,139)
                                                           ---------       ---------             ---------    ---------

Net cash (used in) provided by financing activities           (3,015)         (4,519)              (10,756)     (80,727)
                                                           ---------       ---------             ---------    ---------

Net increase                                                  74,954         179,179               359,341       58,533

Cash - beginning of period                                 1,082,454         240,003               798,067      360,649
                                                           ---------       ---------              --------    ---------

Cash - end of period                                     $ 1,157,408       $ 419,182           $ 1,157,408    $ 419,182
                                                         ===========       =========           ===========    =========

Supplemental disclosures:
   Interest paid                                           $      --       $     202             $      46    $     965
                                                           =========       =========             =========   ==========
   Income taxes paid                                       $  72,275       $      --             $  89,151   $   25,528
                                                           =========       =========             =========   ==========

Non-cash financing activities:

   Issuance of common stock from other
         current liabilities                              $      --       $      --              $      --    $   8,077
                                                          =========       =========              =========    =========
   Issuance of common stock through
         paid-in capital                                  $      --       $      --              $      --    $     273
                                                          =========       =========              =========    =========
   Intangible asset acquired through
         issuance of payable                              $  64,181       $      --              $  64,181    $      --
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

3. Intangible asset

As of September 30, 2004, the Company executed a buyout option under a drug testing fee agreement with Global Screening, Inc. in the amount of $138,520. The intangible asset has been capitalized and will be amortized over three years commencing October 1, 2004. In addition, $64,181 is due to Global Screening, Inc. as of September 30, 2004 which is included in accrued expenses.

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

Intangible assets with finite useful lives, which primarily consist of customer lists and non-competition covenants, continue to be amortized on a straight-line basis. Customer lists are amortized over three to five years. Non-competition covenants are amortized over the lives of the respective agreements, generally three years.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30,2003:

Revenues for the three months ended September 30, 2004 were $1,401,698, up $ 59,530, or 4.4%, over revenues for the three months ended September 30, 2003, which were $1,342,168. This increase was the result of ongoing business development efforts and marketing initiatives. Increased revenues were realized late in the third quarter related to the Company obtaining a few large new customer accounts.

Cost of services for the three months ended September 30, 2004 were $839,962, down $ 106,662, or 11.3%, from cost of services for the three months ended September 30, 2003, which were $946,624. This decrease is mainly related to the capitalization of previous payments made for an acquisition of a customer list which was acquired on terms during the third quarter. This decrease is also due in part to a reduction in depreciation expense associated with the Company's proprietary decision support software initially developed in the year 2000. The original capitalization of the Company's proprietary decision support software occurred over three years ago and it has since been fully depreciated in accordance with generally accepted accounting principles.

General and administrative expenses for the three months ended September 30, 2004 were $259,775, up $74,522, or 40.2%, over the three months ended September 30, 2003, which were $185,253. This increase is generally due to an increase in officer and sales personnel compensation. Officer salaries have increased in order to compensate the individuals responsible for the improved operating results of the Company. Sales salaries have increased in line with the increase in business development efforts and marketing initiatives.

Operating income for the quarter ended September 30, 2004 was $301,961, an increase of $91,670 from operating income for the three months ended September 30, 2003, which was $210,291. Income before income taxes for the period was $303,158, compared to $207,338 for the three month period ended September 30, 2003. The Company intends to increase its business through the use of operating profits and borrowings. The Company believes that its anticipated cash flow from operations as well as availability of funds from existing bank facilities will provide the liquidity to meet current foreseeable cash needs for the next 12 months.

NINE MONTHS ENDED SEPTEMBER 30,2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003:

Revenues for the nine months ended September 30, 2004 were $ 3,928,636, versus $3,391,299 for the nine months ended September 30, 2003. This is an increase of $537,337, or 15.8% for the period. This increase was the result of ongoing business development efforts and marketing initiatives coupled with the increase associated with the higher customer billing levels stemming from the State of New York court fee cost increases. The court fee cost increases were passed on to our customers through increased price levels consistent with other companies in the industry.

Cost of services for the nine months ended September 30, 2004 were $2,566,321, up $ 193,471, or 8.1% from the cost of services for the nine months ended September 30, 2003, which were $2,372,850. This increase, for the most part, corresponds to the increase in court fees associated with providing services.

General and Administrative costs for the nine month period ended September 30, 2004 were $ 680,083 compared with $ 636,817 for the same period in 2003. This is a increase of $ 43,266, or 6.8% from the nine month period in 2003. As mentioned above, this increase is generally due to an increase in officer and sales personnel compensation.

Operating income for the nine months ended September 30, 2004 was $682,232, compared to operating income of $381,632 for the same period in 2003. Income before income taxes for the nine months ended September 30, 2004 was $679,605, compared to $373,359 for the same period ended September 30, 2003. As a result, the Company realized net income per share of $0.06 compared to $0.04 for the same period in 2003.

Net cash provided by operating activities for the nine months ended September 30, 2004 was $512,709, compared to net cash provided by operations of $182,781 for the nine month period ended September 30, 2003. Ending cash for the nine months ended September 30, 2004 was $1,157,408 compared to ending cash for the same period in 2003 of $419,182.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, Accufacts had total assets of $2,403,441, compared with $1,733,072 at December 31, 2003, representing an increase in assets of $670,369, or 38.7%. The majority of this increase relates to an increase in cash balances of $359,341, which is directly attributable to the Company's ability to continually improve their operating income levels each quarter from last year. For the same periods, the Company had total liabilities of $ 661,600 at September 30, 2004 compared to $413,737 at December 31, 2003, reflecting a increase of $ 247,863, or 59.9%. The increase in total liabilities is mostly due to an increase of $60,509 in accounts payable balances, an increase of $66,256 in accrued expense balances and an increase in deferred tax liabilities of $88,876. As mentioned above, the increase in accounts payable balances were also attributable to the increase in court fees associated with providing services and are in line with the increase in overall revenues and cost of services for the nine months ended September 30, 2004. The majority of the increase in accrued expense balances relates to the acquisition of a customer list which was acquired on terms during the third quarter. The increase in deferred tax liabilities stems from the Company's past net operating losses being used up by the current positive results of operations coupled with the increase in the amount of the cash versus accrual timing differences as the Company continues to grow.

The Company has a $25,000 business checking/overdraft line of credit. As of September 30, 2004, there was $0 outstanding on this line of credit. It bears interest at the prime rate plus 6.0% and is collateralized by the assets of the Company. Effective August 12, 2003, the Company obtained an additional $400,000 line of credit with a bank. The line of credit matures May 1, 2005 and can be renewed annually subject to certain conditions and covenants. The line of credit bears interest at prime plus 1.0%. Interest is payable monthly. The line of credit is collateralized by substantially all of the assets of the Company and is personally guaranteed by the majority stockholder and president of the Company. As of September 30, 2004, there was $0 outstanding on this line of credit.

Management is continuing to refine operations with a focus toward increasing revenues through aggressive marketing initiatives and generating a continuous stream of positive earnings. We believe that the Company is poised to leverage competitive advantages and generate continued profitable growth.


ITEM 3.   Controls and Procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the executive officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

There have not been any significant changes in the Company's internal controls or other factors that could affect these controls subsequent to the date of evaluation.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings.

           Not applicable.


Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

           Not applicable.


Item 3.   Defaults Upon Senior Securities.

           Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders.

           Not applicable.


Item 5.   Other Information.

             AS OF SEPTEMBER 2004, THE COMPANY EXECUTED A BUY OUT OPTION UNDER A DRUG TESTING FEE AGREEMENT WITH GLOBAL SCREENING, INC. WHEREBY FOR THE SUM OF $138,520 THE COMPANY PURCHASED A CUSTOMER LIST AND THE RIGHTS THERETO THAT THE COMPANY HAD PREVIOUSLY SERVICED UNDER A DRUG TESTING FEE AGREEMENT WITH GLOBAL SCREENING, INC.


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



DATE: NOVEMBER 12, 2004
                                     Page 9