Form 10KSB
period 2004-12-31
ACCUFACTS PRE EMPLOYMENT SCREENING INC
filed 2005-03-31
CIK 1085545

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                                   (Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF
                                    ACT 1934.

        From the transition period from ______________ to ______________.

                        Commission file number 001-14995

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.

                 (Name of Small Business Issuer in Its Charter)

                  DELAWARE                                 13-4056901
                  --------                                 ----------
      (State or Other Jurisdiction of                   (I.R.S. Employer
       Incorporation or Organization)                  Identification No.)

    2180 S.R. 434 WEST, SUITE #4150, FL                       32779
    -----------------------------------                       -----
  (Address of Principal Executive Offices)                  (Zip Code)

                                 (407) 682-5051
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

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

Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Revenues for the Company's fiscal year ended December 31, 2004 were $5,127,409.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average closing bid asked quotations for the common stock on March 30, 2005, as reported on the OTC Bulletin Board was approximately $2,491,000.

As of March 31, 2005, the registrant had 6,721,913 shares outstanding.

Transitional Small Business Disclosure (check one): Yes |_| No |X|

                                      INDEX

PART I                                                                  PAGE NO.

  ITEM 1    Description of Business                                         1
  ITEM 2    Description of Property                                         9
  ITEM 3    Legal Proceedings                                               9
  ITEM 4    Submission of Matters to a Vote of Security Holders             9

PART II

  ITEM 5    Market for Registrant's Common Equity and Related
            Stockholder Matters                                             9
  ITEM 6    Management's Discussion and Analysis or Plan of Operations     11
  ITEM 7    Financial Statements                                           13
  ITEM 8    Changes in and Disagreements with Accountants on
            Accounting and  Financial Disclosure                           14
  ITEM 8A   Controls and Procedures                                        14
  ITEM 8B   Other Information                                              14

PART III

  ITEM 9    Directors, Executive Officers, Promoters and Control
            Persons, Compliance with Section 16 (a) of the Exchange Act.   15
  ITEM 10   Executive Compensation                                         17
  ITEM 11   Security Ownership of Certain Beneficial Owners and
            Management                                                     18
  ITEM 12   Certain Relationships and Related Transactions                 18
  ITEM 13   Exhibits                                                       18
  ITEM 14   Principal Accountant Fees and Services                         19

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

Accufacts has approximately 850 clients located throughout the United States. During each of the last two fiscal years, sales of the Company's products and services were made in all 50 states. During 2003 and 2004, we expanded our international research efforts and believe we developed certain unique/customized features to our data retrieval and management reporting capabilities. These initiatives have been well received by clients.

Our business strategy includes accelerating market presence throughout the United States, especially involving mid to large market opportunities. We also expect to further develop selected international markets in conjunction with current client requirements. Accufacts also intends to enhance existing products, develop new/expanded capabilities, and pursue the potential integration of other related services and/or product lines that either complement or expand existing business.

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

CLIENTS

Accufacts has approximately 850 clients located throughout the United States. During the last three (3) years revenues were generated from clients in all 50 states. No single client accounted for more than 5% of total revenues during the last three (3) years.

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

ITEM 2. DESCRIPTION OF PROPERTY

Maglio-Accufacts, the wholly-owned subsidiary of Accufacts, and successor to Maglio, Inc., maintains a 4,019 square foot office located at 2180 West State Road 434, Suite 4150, Longwood, Florida pursuant to a lease agreement, dated May 28, 1998, as amended, between Maglio, Inc. and CB Sanlando Center, Inc, and assigned to Maglio-Accufacts. The lease agreement expires July 31, 2005. The monthly rent is $7,034 for the period from July 1, 2003 to July 31, 2004 and $7,224 for the period August 1, 2004 to July 31, 2005.

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

--------------------------------------------------------------------------------
                                            LOW BID PRICE*       HIGH BID PRICE*
--------------------------------------------------------------------------------
Fiscal 2004
--------------------------------------------------------------------------------

1st Quarter                                    $ .3300               $ .5800

2nd Quarter                                      .3500                 .4500

3rd Quarter                                      .3800                 .5200

4th Quarter                                      .7000                1.1900

--------------------------------------------------------------------------------

Fiscal 2003:

1st Quarter                                    $ .4300               $ .4500

2nd Quarter                                      .1900                 .4500

3rd Quarter                                      .2000                 .2900

4th Quarter                                      .1800                 .4400

--------------------------------------------------------------------------------

*Source: Historical prices from Yahoo! Finance

The Company believes that as of March 30, 2005, there were approximately 700 holders of record of 6,721,913 shares of Common Stock, including holders that maintain their ownership in "Street-Name."

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

Our acquisition of Maglio, Inc. in 1999 increased our client base and provided additional resources that expanded our position in the market. During 2003 and 2004, we enhanced our client support technology and we are developing new product areas and technologies to offer clients in 2005.

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

The results of operations for fiscal year ended December 31, 2004 included revenues of $5,127,409. This is an increase of 12.1% from the results of the year ended December 31, 2003 which amounted to $4,571,984. This increase was the result of ongoing business development efforts and marketing initiatives coupled with the increase associated with the higher customer billing levels stemming from certain state court fee cost increases.

Accufacts' cost of services increased 9.4%, from $ 3,189,311 in 2003 to $3,487,641 in 2004. Cost of services increased in line with the increase in overall revenues and the volume of business received in 2004 offset by a decline in the depreciation of the its' proprietary decision support software developed originally in 2000. As mentioned above, this increase was also directly attributable to the increase in court fees associated with providing services in certain states.

General and administrative expenses increased in 2004 by 29.8%, from $844,955 in 2003 to $1,096,632 in 2004. This increase was mainly due to an increase in officer salaries related to a five-year employment agreement which the Company entered into in December 2003. In December 2004, in accordance with the employment agreement and based on the discretion of the Board of Directors, a $125,000 bonus was paid to the President of the Company based on the Company meeting certain profitability milestones. This increase was offset by efficiencies realized in the administrative areas of the Company by relocating the New York management headquarters office to Longwood, Florida.

Accufacts' net income in 2004 and 2003 remained relatively stable, decreasing only $2,346 from $329,970 in 2003 to $327,624 in 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financing activities for the year ended December 31, 2004 included borrowing from a bank and net borrowings under capital lease obligations. The Company's financing activities resulted in net cash used in financing activities of $12,559 for the year ended December 31, 2004. The Company believes it will be able to fund its short-term cash needs through funds from operations and, if required, additional capital raising efforts.

The Company intends to increase its business through the use of operating profits and borrowings. The Company believes that its anticipated cash flow from operations and existing bank facilities will provide the liquidity to meet its current foreseeable cash needs for at least a year.

At December 31, 2004, the Company had total assets $2,248,359, compared with $1,733,072 at December 31, 2003, representing an increase of $515,287, or 29.7%. At December 31, 2004, the Company had total liabilities of $601,400, as compared to $413,737 at December 31, 2003, representing an increase in liabilities of $187,663, or 45.4%.

Net cash provided by operations in fiscal year 2004 was $644,971 compared with $576,928 provided by operations in 2003, representing an increase of $68,043, or 11.8%. The bottom line result of cash from operations, investing and financing activities was an increase in year end cash from $798,067 in 2003 to $1,277,050 at the end of 2004, representing an increase of $478,983, or 60.0%.

The Company has a $400,000 line of credit with a bank that matures May 1, 2005. As of December 31, 2004, the Company had $0 outstanding on the line. The line bears interest at the prime rate plus one (1) percent, is secured by substantially all of the assets of the Company and is personally guaranteed by the majority stockholder and president of the Company.

The Company also has a $21,639 business checking/overdraft line of credit with a bank. As of December 31, 2004, the Company had $3,361 outstanding against the line. It bears interest at the prime rate plus six (6) percent and is secured by substantially all of the assets of the Company.

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

      Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified n the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files under the Exchange Act is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure.

(B)   CHANGES IN INTERNAL CONTROLS

      Not applicable.

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers of Accufacts and Maglio-Accufacts are as follows:

                                                         DIRECTOR OF                            DIRECTOR OF
                            POSITION WITH                 ACCUFACTS        POSITION WITH        MAGLIO-ACCUFACTS
NAME                 AGE    ACCUFACTS                       SINCE         MAGLIO-ACCUFACTS      SINCE
----                 ---    -------------                -----------      ----------------      ----------------
Philip Luizzo         39    Chief Executive Officer,        1998          President and               1999
                            President and Chairman                        Director
                            Of the Board
John C. Svedese       44    Vice President and              1998          Vice President and          1999
                            Director                                      Director

Anthony J. Luizzo     63    Corporate Secretary and         1998          Corporate Secretary         1999
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

Section 16(a) Beneficial Ownership Reporting Compliance

Under securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in their ownership to the Securities and Exchange Commissions ("SEC"). Specific due dates have been established by the SEC, and the company is required to disclose any failure to file by those dates. Based upon (i) the copies of Section 16 (a) reports that the Company received from such persons for 2004 fiscal year transactions, and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed for them for fiscal year 2004, the Company believes that there has been compliance with all Section 16 (a) filing requirements applicable to such officers, directors, and ten-percent beneficial owners for such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION.

The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to the Chief Executive Officer and to the four most highly compensated executive officers other than the Chief Executive Officer whose annual compensation exceeded $100,000 for services during the fiscal years ended December 31, 2004, 2003 and 2002 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

                                                                                  OTHER ANNUAL
                                     FISCAL                                       COMPENSATION
NAME AND PRINCIPAL POSITION           YEAR         SALARY($)         BONUS($)         ($)(1)
---------------------------           ----         ---------         --------        -------
Philip Luizzo - President,            2004          $300,000         $125,000        $11,136
and                                   2003          $189,324         $      0        $ 2,784
Chief Executive Officer               2002          $182,325         $      0        $     0

--------
(1)   Includes a monthly car allowance of $928 per month effective October 2003.

Currently, the Directors of the Company are not compensated for serving on the Board of Directors.

Effective as of December 1, 2003, Accufacts entered into an employment agreement with Mr. Philip Luizzo to serve as the Company's Chief Executive Officer and President. The agreement has a term of five (5) years. The employment agreement provides for compensation at the rate of $300,000 per annum, with an annual increase in compensation at a rate of five percent (5%) during the term of the agreement. The agreement also provides for bonus compensation to Mr. Luizzo in the amount of $125,000 or shares of restricted common stock pursuant to the terms of the agreement, the form of bonus compensation to be at the discretion of the Board of Directors; annual bonus compensation will be payable if Accufacts' earnings before interest depreciation and amortization exceeds $500,000 in fiscal year 2004, or $600,000 in fiscal year 2005, or $700,000 in fiscal year 2006, or $1,000,000 in fiscal year 2007, or $1,300,000 in fiscal year 2008. The agreement also provides for standard confidentiality and non-competition provisions. The agreement further provides for severance and payment in the event of a change in control as defined in the agreement. In the event of a change of control, Mr. Luizzo will be entitled to receive the compensation he otherwise would be entitled to receive under the remaining term of the agreement, but in no event less than 12 months' salary plus bonus compensation that he may otherwise would have been entitled to receive for the year which the change in control takes place.

John Svedese is employed as Vice President. Mr. Svedese was previously employed under an employment agreement that ended in September 2003. Although, the term of Mr. Svedese's agreement has expired, he continues to be employed under the same terms and conditions of his prior employment agreement whereby he receives,
(i) an annual base salary of $50,000, plus a cost-of-living adjustment provision.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of the Company's outstanding Common Stock as of March 30, 2005, by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) each Named Executive Officer,
(iii) each of the Company's directors and (iv) all executive officers and directors as a group. Unless otherwise indicated below, all persons listed have sole voting and investment power with respect to their shares of Common Stock except to the extent that authority is shared by spouses under applicable law.

                                                  AMOUNT OF             AMOUNT OF         PERCENTAGE OF CLASS
NAME AND ADDRESS OF BENEFICIAL OWNER (1)     COMMON STOCK OWNED    OPTIONS AWARDED (2)             (3)
----------------------------------------     ------------------    -------------------    -------------------
Philip Luizzo                                     3,770,000              30,000                  56.53%
John C. Svedese                                      10,754              15,000                     *
Anthony J. Luizzo                                    10,754                  --                     *
Interwest Transfer Agency/ CEDE & Co.             2,438,739                  --                  36.28%
P.O. Box 222, Bowling Green Station,
New York, NY 10274

All executive officers and directors
      as a group                                  3,791,508              45,000                  57.10%

----------
*     Denotes less than 1%.

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

(3)   BASED ON 6,721,913 SHARES OF COMMON STOCK AS OF MARCH 30, 2005.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS

a) Exhibits are incorporated by reference to the Index of Exhibits provided at the end of this Report on Form 10-KSB. Also incorporated by reference are all exhibits filed on the Company's Registration Statement on Form 10-SB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees to Tedder James Worden & Associates, P.A. for audit services rendered in connection with the consolidated financial statements and reports and for other services rendered during the years ended December 31, 2004 and 2003 on our and our subsidiaries behalf, as well as all out-of-pocket costs incurred in connection with these services:

                                        2004             2003
                                        ----             ----
Audit Fees                            $33,000           $29,000
Audit Related Fees                       --                --
Tax Fees                                3,000             2,250
                                        ----             ----
Total                                 $36,000           $31,250
                                        ----             ----

Audit Fees: Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements, for the review of the interim condensed consolidated financial statements included in quarterly reports, services that are normally provided by Tedder James Worden & Associates, P.A. in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation.

Audit Related Fees: Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees". These services include employee benefit plan audits, offering memorandums, registration statements, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees: Consists of tax compliance/preparation and other tax services. Tax compliance/preparation consists of fees billed for professional services related to federal, state and international tax compliance and assistance with tax audits and appeals. Other tax services consist of fees billed for other miscellaneous tax consulting and planning.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Accufacts Pre-Employment Screening, Inc. Date: March 31, 2005


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


      /S/ PHILIP LUIZZO                            DATE: MARCH 31, 2005
      -----------------
      PHILIP LUIZZO
      PRESIDENT AND CHIEF EXECUTIVE OFFICER
      (PRINCIPAL EXECUTIVE OFFICER)


      /S/ JOHN C. SVEDESE                          DATE: MARCH 31, 2005
      -------------------
      JOHN C. SVEDESE
      VICE PRESIDENT AND DIRECTOR


      /S/ ANTHONY LUIZZO                           DATE: MARCH 31, 2005
      ------------------
      ANTHONY LUIZZO
      SECRETARY AND DIRECTOR

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

10.7 Employment Agreement dated December 1, 2003 between the Registrant and Philip Luizzo

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

Report of Independent Registered Certified Public Accounting Firm

To the Stockholders and Board of Directors of Accufacts Pre-Employment Screening, Inc. and Subsidiary
Longwood, Florida

We have audited the accompanying consolidated balance sheet of Accufacts Pre-Employment Screening, Inc. and Subsidiary as of December 31, 2004, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accufacts Pre-Employment Screening, Inc. and Subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.



/s/ Tedder James Worden & Associates, P.A.

Orlando, Florida

February 1, 2005, except for Note 7,
as to which the date is March 30, 2005

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2004

                                     ASSETS

Current assets:
    Cash                                                              $1,277,050
    Accounts receivable, net of allowance for
        doubtful accounts of $9,800                                      538,675
    Prepaid expense                                                       27,000
                                                                      ----------
            Total current assets                                       1,842,725
                                                                      ----------
Property and equipment, net                                              149,411
                                                                      ----------
Other assets:
    Security deposits                                                      5,835
    Loan fees, net                                                           562
    Goodwill                                                             125,543
    Intangible assets, net                                               124,283
                                                                      ----------
            Total other assets                                           256,223
                                                                      ----------
            Total assets                                              $2,248,359
                                                                      ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Lines of credit                                                   $    3,361
    Current maturities of capital lease obligations                       10,896
    Accounts payable                                                     188,935
    Accrued expenses                                                     165,411
    Income taxes payable                                                  76,342
    Deferred taxes                                                       125,068
                                                                      ----------
            Total current liabilities                                    570,013
Other liabilities:
    Capital lease obligations, less current maturities                    14,200
    Deferred taxes                                                        17,187
                                                                      ----------
            Total liabilities                                            601,400
                                                                      ----------
Commitments                                                                   --
Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares
        authorized, none issued or outstanding                                --
    Common stock, $.01 par value, 50,000,000 shares
        authorized, 6,721,913 issued and outstanding                      67,219
    Additional paid-in capital                                         1,326,953
    Retained earnings                                                    252,787
                                                                      ----------
            Total stockholders' equity                                 1,646,959
                                                                      ----------
            Total liabilities and stockholders' equity                $2,248,359
                                                                      ==========


See accompanying notes to consolidated financial statements.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                       2004             2003
                                                   -----------      -----------
Revenue                                            $ 5,127,409      $ 4,571,984
Cost of services                                     3,487,641        3,189,311
                                                   -----------      -----------
Gross profit                                         1,639,768        1,382,673
Operating expenses:
    General and administrative                       1,096,632          844,955
    Loss on disposal of fixed assets                        --           10,227
                                                   -----------      -----------
Operating income                                       543,136          527,491
Other income (expense):
    Other income (expense)                                  --            7,142
    Interest income (expense), net                       1,368           (1,221)
                                                   -----------      -----------
Income before income taxes                             544,504          533,412
Income tax expense                                    (216,880)        (203,442)
                                                   -----------      -----------
Net income                                         $   327,624          329,970
                                                   ===========      ===========
Net income per share, basic and diluted            $       .05      $       .05
                                                   ===========      ===========
Weighted average number of common
    shares outstanding, basic and diluted            6,721,913        6,711,763
                                                   ===========      ===========


See accompanying notes to consolidated financial statements.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                       RETAINED
                                     COMMON STOCK                      EARNINGS
                               -----------------------   ADDITIONAL     (ACCUM-
                                 SHARES                    PAID-IN       ULATED
                                 ISSUED      PAR VALUE     CAPITAL      DEFICIT)       TOTAL
                               ----------   ----------   ----------   ----------    ----------
Balance at December 31, 2002    6,627,471   $   66,275   $1,319,821   $ (404,807)   $  981,289
Common stock issued                94,442          944        7,132           --         8,076
Net income                             --           --           --      329,970       329,970
                               ----------   ----------   ----------   ----------    ----------
Balance at December 31, 2003    6,721,913       67,219    1,326,953      (74,837)    1,319,335
Net income                             --           --           --      327,624       327,624
                               ----------   ----------   ----------   ----------    ----------
Balance at December 31, 2004    6,721,913   $   67,219   $1,326,953   $  252,787    $1,646,959
                               ==========   ==========   ==========   ==========    ==========


See accompanying notes to consolidated financial statements.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                 2004           2003
                                                             -----------    -----------
Cash flows from operating activities:
    Net income                                               $   327,624    $   329,970
    Adjustments to reconcile net income to
      net cash provided by operating activities:
            Depreciation and amortization                        114,791        209,639
            Provision for deferred income taxes                   (9,743)       203,498
            Loss on disposal of fixed assets                          --         10,227
              Changes in operating assets and liabilities:
              Accounts receivable                                 66,399        (69,938)
              Prepaid expense                                    (10,804)       (12,472)
              Security deposits                                       --          2,708
              Accounts payable and accrued expenses               81,278        (71,120)
            Income taxes payable                                  75,426        (25,584)
                                                             -----------    -----------
                Net cash provided by operating activities        644,971        576,928
                                                             -----------    -----------
Cash flows from investing activities:
    Purchases of property and equipment                          (79,090)       (56,261)
    Purchase of customer list                                    (74,339)            --
                                                             -----------    -----------
                Net cash used in investing activities           (153,429)       (56,261)
                                                             -----------    -----------
Cash flows from financing activities:
    Repayments on capital lease obligations                      (15,517)       (13,043)
    Net borrowings(repayments)on lines of credit                   2,958        (70,206)
                                                             -----------    -----------
                Net cash used in financing activities            (12,559)       (83,249)
                                                             -----------    -----------
Net increase in cash                                             478,983        437,418
Cash, beginning of year                                          798,067        360,649
                                                             -----------    -----------
Cash, end of year                                            $ 1,277,050    $   798,067
                                                             ===========    ===========
Supplemental disclosures:
    Interest paid                                            $     2,207    $     1,221
                                                             ===========    ===========
    Income taxes paid                                        $   145,526    $    25,528
                                                             ===========    ===========
    Non-cash financing activities:
        Issuance of common stock from other
          current liabilities                                $        --    $     8,077
                                                             ===========    ===========
        Issuance of common stock through
          paid-in capital                                    $        --    $       273
                                                             ===========    ===========
        Assets acquired under capital leases                 $    25,175    $        --
                                                             ===========    ===========
        Customer list acquired through
          issuance of payable                                $    64,181    $       273
                                                             ===========    ===========

See accompanying notes to consolidated financial statements.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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

            APES, through its subsidiary, act as an information service bureau and are engaged primarily in the business of verifying job applicant background information for employers using databases and a national network of agents throughout the United States.

      Principles of consolidation

            The Consolidated financial statements include the accounts of APES and its wholly owned subsidiary, Maglio-Accufacts Pre-Employment Screening, Inc., collectively referred to as the "Company". All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

      Advertising cost

            Advertising costs are expensed as incurred. For the years ended December 31, 2004 and 2003, advertising expense was $11,699 and $4,142, respectively.

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

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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

      Concentrations:

            At December 31, 2004, the Company had deposits in a financial institution in excess of amounts insured by the Federal Deposit Insurance Corporation.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

1.    Summary of significant accounting policies - continued:

      Stock-Based Compensation:

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

            In connection with the transitional impairment evaluation, SFAS No. 142 required the Company to perform an initial assessment of whether there is an indication that goodwill was impaired as of January 1, 2002. The Company compared the fair value to the carrying value with the fair values being derived using discounted cash flow analyses. The assumptions used in these discounted cash flow analyses are consistent with our internal planning. The impairment test performed indicated that impairment did not exist related to the Company's goodwill at December 31, 2002. The Company updated its assessment of the valuation of goodwill during 2004 and no impairment was determined to exist at December 31, 2004. Future impairment tests will be performed on the Company's goodwill and the Company's earnings may be subject to volatility if goodwill impairments occur in the future.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

1.    Summary of significant accounting policies - continued:

      Recent accounting pronouncements:

            In December 2004, the Financial Accounting Standards Board ("FASB") published FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("FAS 123(R)" or the "Statement"). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance (APB 25).

            The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

            The Company will be required to apply FAS 123(R) as of the beginning of its first interim period that begins after December 15, 2005, which will be the year ending December 31, 2006.

            FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date. An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.

            The Company has not yet completed its study of the transition methods or made any decisions about how it will adopt FAS 123(R).

            In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29," which eliminates the exception from fair value measurements for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier adoption permitted. The Company does not believe that the adoption of SFAS No. 153 will have a material impact on the Company's consolidated financial position or results of operations.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

2.    Property and equipment:

            Property and equipment is comprised of the following at December 31,2004:

                                                                 ESTIMATED
                                                  AMOUNT       USEFUL LIVES
                                               -----------     ------------
            Furniture and fixtures             $    59,835        7 years
            Computer equipment                     132,976        5 years
            Telephone equipment                     50,467        5 years
            Other office equipment                  10,383        5 years
            Computer software                      566,276        3 years
                                               -----------
                                                   819,937
            Less: accumulated depreciation        (670,526)
                                               -----------
            Property and equipment, net        $   149,411
                                               ===========

      Depreciation expense for the years ended December 31, 2004 and 2003 amounted to $99,634 and $207,511, respectively.

3.    Intangible assets:

      Intangible assets at December 31, 2004 consists of the following:

                                                                 ESTIMATED
                                                  AMOUNT       USEFUL LIVES
                                               -----------     ------------
            Customer lists                     $   157,520       3-5 years
            Non-competition covenant                 5,313        3 years
                                               -----------
                                                   162,833
            Less: accumulated amortization         (38,550)
                                               -----------
            Intangible assets, net             $   124,283
                                               ===========

      Amortization expense for the years ended December 31, 2004 and 2003 amounted to $15,157 and $1,598, respectively.

4.    Accrued Expenses:

      Accrued expenses at December 31, 2004 consisted of the following:

                  Accrued salaries and benefits                $   41,677
                  Accrued sales tax payable                        60,657
                  Accrued expense related to
                    acquisition of client list                     58,399
                  Other                                             4,678
                                                               ----------
                                                               $  165,411
                                                               ==========

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.

                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2004

4.    Lines of credit:

            The Company has a $400,000 line of credit with a bank that matures May 1, 2005 and can be renewed annually subject to certain conditions and covenants. The line bears interest at prime plus 1% (6.25% at December 31, 2004). Interest is payable monthly. The line of credit is collateralized by substantially all of the assets of the Company and is personally guaranteed by the majority stockholder and president of the Company. The Company had $0 outstanding on the line of credit at December 31, 2004.

            The Company also has a $21,639 business checking line of credit with a bank that is due on demand. The credit line bears interest at prime plus 6% (11.25% at December 31, 2004), payable monthly, and is collateralized by substantially all of the assets of the Company. The Company had $3,361 outstanding at December 31, 2004.

5.    Income taxes:

            The Company prepares its income tax returns on the cash basis of accounting and its financial statements on the accrual basis of accounting which results in temporary tax timing differences.

            The income tax (expense) benefit for the years ended December 31, 2004 and 2003 consists of the following:

                                             2004             2003
                                          ----------       ----------
                  Current:
                     Federal              $ (188,097)      $       --
                     State                   (38,526)              56

                  Deferred:
                     Federal                   8,063         (173,991)
                     State                     1,680          (29,507)
                                          ----------       ----------
                                          $ (216,880)      $ (203,442)
                                          ==========       ==========

            The components of the current portion of the deferred tax liability at December 31, 2004 consist of the following:

                  Cash basis accounting adjustment         $ (125,068)
                                                           ==========

            Also, the Company had a long-term deferred tax liability of $17,187 at December 31, 2004 relating to the depreciation and amortization of its property and equipment and intangible assets, respectively.

            In addition, the Company had a $17,665 deferred tax asset relating to a New York net operating loss carryforward that was offset by a full valuation allowance at December 31, 2004.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

5.    Income taxes - continued:

            The following is a reconciliation of income tax computed at the Federal Statutory rate to the provisions for taxes:

                                                       2004           2003
                                                    ----------     ----------
                Income tax computed at
                   federal statutory rate           $ (185,131)    $ (181,360)
                State income tax, net of federal
                   tax benefit                         (20,194)       (19,787)
                Goodwill amortization                   (3,540)            --
                Other                                   (8,015)        (2,295)
                                                    ----------     ----------

                                                    $ (216,880)    $ (203,442)
                                                    ==========     ==========

6.    Commitments:

      Capital lease obligations:

            The Company obtained equipment under four capital leases expiring through the year 2007. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair values of the assets. The assets are included in property and equipment and are being depreciated over their estimated useful lives.

            Property included under capital leases at December 31, 2004 is as follows:

                  Computer equipment                      $    29,457
                  Telephone equipment                          46,852
                                                          -----------
                                                               76,309
                  Less accumulated depreciation               (50,462)
                                                          -----------
                                                          $    25,847
                                                          ===========

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

6.    Commitments - continued:

            Future minimum lease payments under capital leases as of December 31, 2004 are as follows:

                              PRINCIPAL        INTEREST           TOTAL
                             ----------       ----------       ----------
                  2005           10,896            3,492           14,388
                  2006            9,055            1,889           10,944
                  2007            5,145              349            5,494
                             ----------       ----------       ----------
                             $   25,096       $    5,730       $   30,826
                             ==========       ==========       ==========

            Interest rates on the capitalized leases range from 17.3% to 23.4%, respectively, and interest is imputed based on the lessor's implicit rate of return. Monthly payments range from $693 to $901 per month.

      Operating lease agreements:

            The Company is obligated under noncancelable operating leases for office space and office equipment expiring through September 2007. Rent expense for the years ended December 31, 2004 and 2003 was $94,243 and $120,015, respectively.

            Future minimum rental payments under the above noncancelable operating leases as of December 31, 2004 are as follows:

                  2005                        $   54,926
                  2006                             4,357
                  2007                             3,276
                                              ----------
                                              $   62,559
                                              ==========

      Employment agreements:

            On December 1, 2003, the Company entered into a five-year employment agreement with an officer whereby the Company will pay a total salary of approximately $300,000 per annum, with an annual compensation increase at the rate of five percent (5%). The employment agreement also calls for a bonus in the form of cash or common stock to be paid at the discretion of the Board of Directors based on the Company meeting certain profitability milestones. At December 31, 2004, total future minimum commitments under this agreement are $1,327,300.

      Legal Proceedings:

            The Company may be a party to various legal actions, proceedings and pending claims in the normal course of business. Management does not expect the outcome of any such claims to have a material adverse effect on the Company's financial position or results of operations.

7.    Subsequent Event:

            During March 2005, the Company paid approximately $61,000 to the New York State Department of Taxation and Finance for settlement of their sales tax audit. The Company had originally accrued approximately $26,000 in a prior year, and as a result of the settlement, approximately $35,000 was charged to expense during the fourth quarter of 2004.