Form 10QSB
period 2005-03-31
ACCUFACTS PRE EMPLOYMENT SCREENING INC
filed 2005-05-16
CIK 1085545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

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


2180 STATE ROAD 434 WEST SUITE 4150 LONGWOOD, FLORIDA 32779
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


(407) 682-5051
(ISSUER'S TELEPHONE NUMBER)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_    No___

The registrant had 6,721,913 shares of common stock, $0.01 par value, outstanding as of MAY 16, 2005.


Transitional Small Business Disclosure Format (check one):

Yes___     No_X_

                      ACCUFACTS PRE-EMPLOYMENT SCREENING, INC

                                      INDEX



PART I     FINANCIAL INFORMATION                                            PAGE

Item 1.    Financial Statements


           Consolidated Condensed Balance Sheets as of March 31, 2005
               (Unaudited) and December 31, 2004 (Audited)                     1

           Consolidated Condensed Income Statements(Unaudited) for the
               Three Months Ended March 31, 2005 and 2004                      3

            Consolidated Condensed Statements of Cash Flows (Unaudited)
               for the Three Months Ended March 31, 2005 and 2004              4

            Notes to Unaudited Consolidated Condensed Financial Statements     5


Item 2.    Management's Discussion and Analysis or Plan of Operation           6


Item 3.     Controls and Procedures                                            8


PART II    OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K                                    9

           Signatures                                                          9

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS




                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                     ASSETS

                                                     MARCH 31,       DECEMBER 31,
                                                       2005             2004
                                                    (UNAUDITED)        (AUDITED)


Current assets:


    Cash                                           $ 1,141,376       $ 1,277,050
    Accounts receivable, net of allowance for
       doubtful accounts of $9,800                     665,506           538,675
    Employee advances                                      700                --
    Prepaid expense                                     49,537            27,000
    Deferred taxes                                      46,286                --
                                                    ----------        ----------

        TOTAL CURRENT ASSETS                         1,903,405         1,842,725

Property and equipment, net                            142,748           149,411

Other assets:
    Security deposits                                    5,835             5,835
    Goodwill                                           125,543           125,543
    Intangible assets, net                             112,740           124,283
    Loan fees, net                                         112               562
                                                    ----------        ----------

        TOTAL OTHER ASSETS                             244,230           256,223
                                                    ----------        ----------

TOTAL ASSETS                                       $ 2,290,383       $ 2,248,359
                                                   ===========       ===========






                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           MARCH 31,     DECEMBER 31,
                                                             2005            2004
                                                          (UNAUDITED) (AUDITED)


Current liabilities:

    Line of credit                                       $     3,075   $     3,361
    Current maturities of capital lease obligations            9,307        10,896
    Accounts payable                                         216,068       188,935
    Accrued expenses                                          67,664       165,411
    Income taxes payable                                          --        76,342
    Deferred taxes                                           247,550       125,068
                                                         -----------   -----------

        TOTAL CURRENT LIABILITIES                            543,664       570,013

Other liabilities:
    Capital lease obligations, less current maturities        12,080        14,200
    Deferred taxes                                                --        17,187
                                                         -----------   -----------

        TOTAL LIABILITIES                                    555,744       601,400

Commitments                                                       --            --

Stockholders' equity:
    Preferred stock                                               --            --
    Common stock                                              67,219        67,219
    Additional paid-in-capital                             1,326,953     1,326,953
    Retained earnings                                        340,467       252,787
                                                         -----------   -----------
        TOTAL STOCKHOLDERS' EQUITY                         1,734,639     1,646,959
                                                         -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 2,290,383   $ 2,248,359
                                                         ===========   ===========





See accompanying notes to consolidated condensed financial statements.




                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                      --------------------------
                                                              MARCH 31,
                                                         2005           2004
                                                      --------------------------





Revenue                                               $ 1,187,647    $ 1,136,565
Cost of services                                          811,624        786,294
                                                      -----------    -----------

Gross profit                                              376,023        350,271
                                                      -----------    -----------
Operating expenses:
    General & administrative                              237,432        207,215
                                                      -----------    -----------

Operating income                                          138,591        143,056

Other income (expense):
    Other income (expense)                                     25           (170)
    Interest income (expense), net                          2,482            (46)
                                                      -----------    -----------
                                                            2,507           (216)
                                                      -----------    -----------


Income before income taxes                                141,098        142,840

Income tax                                                 53,418         53,905
                                                      -----------    -----------

Net income                                            $    87,680    $    88,935
                                                      ===========    ===========


Weighted average number of common
    shares outstanding, basic and diluted               6,721,913      6,721,913
                                                      ===========    ===========


Net income per share, basic and diluted               $      0.01    $      0.01
                                                      ===========    ===========





See accompanying notes to consolidated condensed financial statements.



                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                    ------------------------------
                                                                              MARCH 31,
                                                                         2005           2004
                                                                    ------------------------------



Cash flows from operating activities:


   Net income                                                          $  87,680      $  88,935
   Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
        Depreciation and amortization                                     29,576         22,554
        Provision for deferred income taxes                               59,009         37,159
        Changes in current assets and liabilities                       (297,024)        32,733
                                                                       ---------      ---------

           Total adjustments                                            (208,439)        92,446
                                                                       ---------      ---------

Net cash (used in) provided by operating activities                     (120,759)       181,381

Cash flows from investing activities:
   Purchases of property and equipment                                   (10,920)       (13,599)
                                                                       ---------      ---------

Net cash used in investing activities                                    (10,920)       (13,599)

Cash flows from financing activities:
   Repayments on capital lease obligations                                (3,709)         (3,595)
   Net repayments on lines of credit                                        (286)           (754)
                                                                       ---------       ---------

Net cash used in financing activities                                     (3,995)         (4,349)
                                                                       ---------       ---------

Net (decrease) increase in cash                                         (135,674)        163,433

Cash - beginning of period                                             1,277,050         798,067
                                                                       ---------       ---------

Cash - end of period                                                 $ 1,141,376       $ 961,500
                                                                     ===========       =========

Supplemental disclosures:
   Interest paid                                                     $        --       $      46
                                                                     ===========       =========
   Income taxes paid                                                 $    70,751       $      --
                                                                     ===========       =========





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

The financial statements included herein should be read in conjunction with the financial statements included in the Company's Form 10-KSB for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005.

2.  RECENT FINANCIAL ACCOUNTING STANDARDS

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

CRITICAL ACCOUNTING POLICIES

Accufacts' significant accounting policies, including the assumptions and judgments underlying them, are more fully described in the footnotes to our financial statements at December 31, 2004. Some of Accufacts' accounting policies require the application of significant judgment by management in the preparation of the financial statements, and as a result, they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004:

Revenues for the three months ended March 31, 2005 were $1,187,647, up $ 51,082, or 4.5%, over revenues for the three months ended March 31, 2004, which were $1,136,565. This increase was the result of ongoing business development efforts and marketing initiatives.

Cost of services for the three months ended March 31, 2005 were $811,624, up $ 25,330, or 3.2%, from cost of services for the three months ended March 31, 2004, which were $786,294. This increase is in line with the increase in revenues realized during the first quarter offset by a decrease due to efficiencies realized in the operating areas of the Company and a decrease due in part to a reduction in amortization expense associated with the Company's proprietary decision support software initially developed in the year 2000. The original capitalization of the Company's proprietary decision support software occurred over three years ago and it has since been fully amortized in accordance with generally accepted accounting principles.

General and administrative expenses for the three months ended March 31, 2005 were $237,432, up $30,217, or 14.6%, over the three months ended March 31, 2004, which were $207,215. This increase is generally due to an increase in officer and sales personnel compensation. Officer salaries have increased in order to compensate the individuals responsible for the improved operating results of the Company. Sales salaries have increased in line with the increase in business development efforts and marketing initiatives.

Operating income for the quarter ended March 31, 2005 was $138,591, a decrease of $4,465 from operating income for the three months ended March 31, 2004, which was $143,056. Income before income taxes for the period was $141,098, compared to $142,840 for the three month period ended March 31, 2004. The Company intends to increase its business through the use of operating profits and borrowings. The Company believes that its anticipated cash flow from operations as well as availability of funds from existing bank facilities will provide the liquidity to meet current foreseeable cash needs for the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, Accufacts had total assets of $2,290,383, compared with $2,248,359 at December 31, 2004, representing an increase in assets of $42,024, or 1.9%. The majority of this increase relates to an increase in accounts receivable balances of approximately $126,831, which is directly attributable to the increase in revenues and the seasonality of business from the fourth quarter of last year to the first quarter of this year. For the same periods, the Company had total liabilities of $555,744 at March 31, 2005 compared to $601,400 at December 31, 2004, reflecting a decrease of $45,656, or 7.6%. The decrease in total liabilities is mostly due to a decrease of approximately $97,747 in accrued expense balances. The majority of the decrease in accrued expense balances relates to the settlement and payment of a prior year sales tax liability that was negotiated in March 2005.

The Company has a $25,000 business checking/overdraft line of credit. As of March 31, 2005, there was $0 outstanding on this line of credit. It bears interest at the prime rate plus 6.0% and is collateralized by the assets of the Company. Effective August 12, 2003, the Company obtained an additional $400,000 line of credit with a bank. The line of credit matures July 1, 2005 and can be renewed annually subject to certain conditions and covenants. The line of credit bears interest at prime plus 1.0%. Interest is payable monthly. The line of credit is collateralized by substantially all of the assets of the Company and is personally guaranteed by the majority stockholder and president of the Company. As of March 31, 2005, there was $0 outstanding on this line of credit.

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



DATE: MAY 16, 2005
                                     Page 9