Form 10QSB
period 2005-06-30
ACCUFACTS PRE EMPLOYMENT SCREENING INC
filed 2005-08-15
CIK 1085545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

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

Yes _X_    No___

The registrant had 6,721,913 shares of common stock, $0.01 par value, outstanding as of AUGUST 11, 2005.


Transitional Small Business Disclosure Format (check one):

Yes___     No_X_

                      ACCUFACTS PRE-EMPLOYMENT SCREENING, INC

                                      INDEX



PART I     FINANCIAL INFORMATION                                            PAGE

Item 1.    Financial Statements


           Consolidated Condensed Balance Sheets as of June 30, 2005
               (Unaudited) and December 31, 2004 (Audited)                     1

           Consolidated Condensed Income Statements(Unaudited) for the
               Three Months and Six Months Ended June 30, 2005 and 2004        3

            Consolidated Condensed Statements of Cash Flows (Unaudited) for the
               Three Months and Six Months Ended June 30, 2005 and 2004        4

            Notes to Unaudited Consolidated Condensed Financial Statements     5


Item 2.    Management's Discussion and Analysis or Plan of Operation           6


Item 3.     Controls and Procedures                                            8


PART II    OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K                                    9

           Signatures                                                          9

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS




                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                     ASSETS

                                                      JUNE 30,       DECEMBER 31,
                                                       2005             2004
                                                    (UNAUDITED)       (AUDITED)


Current assets:


    Cash                                           $ 1,346,449       $ 1,277,050
    Accounts receivable, net of allowance for
       doubtful accounts of $9,800                     778,621           538,675
    Prepaid expense                                     41,892            27,000
                                                    ----------        ----------

        TOTAL CURRENT ASSETS                         2,166,962         1,842,725

Property and equipment, net                            136,472           149,411

Other assets:
    Security deposits                                    5,835             5,835
    Goodwill                                           125,543           125,543
    Intangible assets, net                             101,196           124,283
    Loan fees, net                                          --               562
                                                    ----------        ----------

        TOTAL OTHER ASSETS                             232,574           256,223
                                                    ----------        ----------

TOTAL ASSETS                                       $ 2,536,008       $ 2,248,359
                                                   ===========       ===========










                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            JUNE 30,    DECEMBER 31,
                                                             2005         2004
                                                          (UNAUDITED)   (AUDITED)


Current liabilities:

    Line of credit                                       $     2,789   $     3,361
    Current maturities of capital lease obligations            8,310        10,896
    Accounts payable                                         230,619       188,935
    Accrued expenses                                          69,563       165,411
    Income taxes payable                                      32,905        76,342
    Deferred taxes                                           274,059       125,068
                                                         -----------   -----------

        TOTAL CURRENT LIABILITIES                            618,245       570,013

Other liabilities:
    Capital lease obligations, less current maturities         9,867        14,200
    Deferred taxes                                                --        17,187
                                                         -----------   -----------

        TOTAL LIABILITIES                                    628,112       601,400


Stockholders' equity:
    Common stock                                              67,219        67,219
    Additional paid-in-capital                             1,326,953     1,326,953
    Retained earnings                                        513,724       252,787
                                                         -----------   -----------
        TOTAL STOCKHOLDERS' EQUITY                         1,907,896     1,646,959
                                                         -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 2,536,008   $ 2,248,359
                                                         ===========   ===========





See accompanying notes to consolidated condensed financial statements.





                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       --------------------------------------------------------
                                                                JUNE 30,                      JUNE 30,
                                                           2005         2004            2005            2004
                                                       --------------------------------------------------------

Revenue                                               $ 1,409,024    $ 1,390,373    $ 2,596,671    $ 2,526,938
Cost of services                                          931,448        940,064      1,743,072      1,726,358
                                                      -----------    -----------    -----------    -----------

Gross Profit                                              477,576        450,309        853,599        800,580
                                                      -----------    -----------    -----------    -----------
Operating expenses:
    General & administrative                              201,737        213,445        439,169        420,307
                                                      -----------    -----------    -----------    -----------

Operating income                                          275,839        236,864        414,430        380,273

Other income (expense):
    Other income                                                5             --             30             --
    Amortization expense                                       --           (118)            --           (471)
    Interest income, net                                    3,113            263          5,595            217
    Other expense                                              --         (3,401)            --         (3,571)
                                                      -----------    -----------    -----------    -----------
                                                            3,118         (3,256)         5,625         (3,825)
                                                      -----------    -----------    -----------    -----------


Income before income taxes                                278,957        233,608        420,055        376,448

Income tax                                                105,700         88,382        159,118        142,287
                                                      -----------    -----------    -----------    -----------

Net income                                            $   173,257    $   145,226    $   260,937        234,161
                                                      ===========    ===========    ===========    ===========


Weighted average number of common
    shares outstanding, basic and diluted               6,721,913      6,721,913      6,721,913      6,721,913
                                                      ===========    ===========    ===========    ===========


Net income per share, basic and diluted               $      0.03    $      0.02    $      0.04    $      0.03
                                                      ===========    ===========    ===========    ===========





See accompanying notes to consolidated condensed financial statements.


                                     Page 3




                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                         -----------------------------     -----------------------------
                                                           JUNE 30,       JUNE 30,             JUNE 30,        JUNE 30,
                                                             2005           2004                 2005            2004
                                                         -----------------------------     -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                            $   173,257     $   145,226           $    260,937  $   234,161

   Adjustments to reconcile net income to
        net cash provided by operating
        activities:
        Depreciation and amortization                         30,505          24,041                 60,081       46,595
        Provision for deferred income taxes                   72,795          43,881                131,804       81,041
        Changes in current assets and liabilities            (55,415)        (71,460)              (352,439)     (38,727)
                                                            --------       ---------              ---------    ---------

           Total adjustments                                  47,885          (3,538)              (160,554)      88,909
                                                            --------       ---------              ---------    ---------

Net cash provided by operating activities                    221,142         141,688                100,383      323,070

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                       (12,573)        (17,344)               (23,493)     (30,942)
                                                            --------       ---------              ---------    ---------

Net cash used in investing activities                        (12,573)        (17,344)               (23,493)     (30,942)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments on capital lease obligations                    (3,210)         (3,742)                (6,919)      (7,338)
   Net repayments on lines of credit                            (286)            351                   (572)        (403)
                                                           ---------       ---------              ---------    ---------

Net cash used in financing activities                         (3,496)         (3,391)                (7,491)      (7,741)
                                                           ---------       ---------              ---------    ---------

Net increase in cash                                         205,073         120,953                 69,399      284,387

Cash - beginning of period                                 1,141,376         961,501              1,277,050      798,067
                                                           ---------       ---------              ---------    ---------

Cash - end of period                                     $ 1,346,449     $ 1,082,454            $ 1,346,449  $ 1,082,454
                                                           =========       =========              =========    =========

Supplemental disclosures:
   Interest paid                                           $      91       $      --              $      91    $      46
                                                           =========       =========              =========    =========
   Income taxes paid                                       $      --       $  16,876              $  70,751    $  16,876
                                                           =========       =========              =========    =========







See accompanying notes to consolidated condensed financial statements.



                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   BASIS FOR PRESENTATION

The accompanying consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete statements. Management believes that all adjustments, specifically normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004:

Revenues for the three months ended June 30, 2005 were $1,409,024, up $ 18,651, or 1.3%, over revenues for the three months ended June 30, 2004, which were $1,390,373. This increase was the result of ongoing business development efforts and marketing initiatives.

Cost of services for the three months ended June 30, 2005 were $931,448, down $ 8,616, or 0.9%, from cost of services for the three months ended June 30, 2004, which were $940,064. This decrease is mostly attributable to efficiencies realized in the operating areas of the Company and a decrease due in part to a reduction in amortization expense associated with the Company's proprietary decision support software initially developed in the year 2000. The original capitalization of the Company's proprietary decision support software occurred over three years ago and it has since been fully amortized in accordance with generally accepted accounting principles.

General and administrative expenses for the three months ended June 30, 2005 were $201,737, down $11,708, or 5.5%, over the three months ended June 30, 2004, which were $213,445. This decrease was mainly due to efficiency in the financial reporting and administrative areas of the Company.

Operating income for the quarter ended June 30, 2005 was $275,839, an increase of $38,975 from operating income for the three months ended June 30, 2004, which was $236,864. Income before income taxes for the period was $278,957, compared to $233,608 for the three month period ended June 30, 2004. The Company intends to increase its business through the use of operating profits and borrowings. The Company believes that its anticipated cash flow from operations as well as availability of funds from existing bank facilities will provide the liquidity to meet current foreseeable cash needs for the next 12 months.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004:

Revenues for the six months ended June 30, 2005 were $ 2,596,671, versus $2,526,938 for the six months ended June 30, 2004. This is an increase of $69,733, or 2.8% for the period. As mentioned above, this increase was the result of ongoing business development efforts and marketing initiatives.

Cost of services for the six months ended June 30, 2005 were $1,743,072, up $16,714, or 0.9% from the cost of services for the six months ended June 30, 2004, which were $1,726,358. This increase is in line with the increase in revenues realized during the first six months of 2005.

General and Administrative costs for the six month period ended June 30, 2005 were $ 439,169 compared with $ 420,307 for the same period in 2004. This is a increase of $ 18,862, or 4.5% from the six month period in 2004. This increase is generally due to an increase in officer and sales personnel compensation. Officer salaries have increased in order to compensate the individuals responsible for the improved operating results of the Company. Sales salaries have increased in line with the increase in business development efforts and marketing initiatives.

Operating income for the six months ended June 30, 2005 was $414,430, compared to operating income of $380,273 for the same period in 2004. Income before income taxes for the six months ended June 30, 2005 was $420,055, compared to $376,448 for the same period ended June 30, 2004. As a result, the Company realized net income per share of $0.04 compared to $0.03 for the same period in 2004.

Net cash provided by operating activities for the six months ended June 30, 2005 was $100,383, compared to net cash provided by operations of $323,070 for the six month period ended June 30, 2004. Ending cash for the six months ended June 30, 2005 was $1,346,449 compared to ending cash for the same period in 2004 of $1,082,454.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, Accufacts had total assets of $2,536,008, compared with $2,248,359 at December 31, 2004, representing an increase in assets of $287,649, or 12.8%. The majority of this increase relates to an increase in accounts receivable balances of approximately $240,000, which is directly attributable to the increase in revenues and the seasonality of business from the fourth quarter of last year to the second quarter of this year. For the same periods, the Company had total liabilities of $628,112 at June 30, 2005 compared to $601,400 at December 31, 2004, reflecting a increase of $26,712, or 4.4%. The increase in total liabilities is mostly due to an increase of approximately $88,000 in liability balances related to the provision for taxes and an increase of approximately $42,000 in accounts payable, offset by an approximate $96,000 decrease in accrued expenses. The increase in deferred tax liabilities stems from the Company's past net operating losses being used up by the current positive results of operations coupled with the increase in the amount of the cash versus accrual timing differences as the Company continues to grow. The majority of the decrease in accrued expense balances relates to the settlement and payment of a prior year sales tax liability that was negotiated in March 2005.

The Company has a $25,000 business checking/overdraft line of credit. As of June 30, 2005, there was $2,789 outstanding on this line of credit. It bears interest at the prime rate plus 6.0% and is collateralized by the assets of the Company. Effective August 12, 2003, the Company obtained an additional $400,000 line of credit with a bank. The line of credit matures May 31, 2006 and can be renewed annually subject to certain conditions and covenants. The line of credit bears interest at prime plus 1.0%. Interest is payable monthly. The line of credit is collateralized by substantially all of the assets of the Company and is personally guaranteed by the majority stockholder and president of the Company. As of June 30, 2005, there was $0 outstanding on this line of credit.

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



DATE: AUGUST 15, 2005
                                     Page 9