Form 10QSB
period 2005-09-30
ACCUFACTS PRE EMPLOYMENT SCREENING INC
filed 2005-11-14
CIK 1085545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes |X|   No |_|

The registrant had 6,721,913 shares of common stock, $0.01 par value, outstanding as of November 11, 2005.

Transitional Small Business Disclosure Format (check one):

Yes |_|   No |X|

                     ACCUFACTS PRE-EMPLOYMENT SCREENING, INC

                                      INDEX

PART I  FINANCIAL INFORMATION                                               PAGE

Item 1. Financial Statements

        Consolidated Condensed Balance Sheets as of September 30, 2005
            (Unaudited) and December 31, 2004 (Audited)                        1

        Consolidated Condensed Income Statements(Unaudited) for the
            Three Months and Nine Months Ended September 30, 2005 and 2004     3

         Consolidated Condensed Statements of Cash Flows (Unaudited) for the
            Three Months and Nine Months Ended September 30, 2005 and 2004     4

         Notes to Unaudited Consolidated Condensed Financial Statements        5

Item 2. Management's Discussion and Analysis or Plan of Operation              6

Item 3. Controls and Procedures                                                8

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                       9

        Signatures                                                             9

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2005             2004
                                                    (UNAUDITED)      (AUDITED)

Current assets:
    Cash                                           $  1,561,901    $  1,277,050
    Accounts receivable, net of allowance for
       doubtful accounts of $9,800                      670,501         538,675
    Income tax receivable                                79,976              --
    Prepaid expense                                      43,808          27,000
                                                   ------------    ------------
        TOTAL CURRENT ASSETS                          2,356,186       1,842,725

Property and equipment, net                             128,144         149,411

Other assets:
    Security deposits                                     5,835           5,835
    Goodwill                                            125,543         125,543
    Intangible assets, net                               73,565         124,283
    Loan fees, net                                        1,600             562
                                                   ------------    ------------
        TOTAL OTHER ASSETS                              206,543         256,223
                                                   ------------    ------------
TOTAL ASSETS                                       $  2,690,873    $  2,248,359
                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         SEPTEMBER 30,    DECEMBER 31,
                                                             2005            2004
                                                          (UNAUDITED)      (AUDITED)
Current liabilities:
    Line of credit                                       $         --    $      3,361
    Current maturities of capital lease obligations             8,674          10,896
    Accounts payable                                          207,876         188,935
    Accrued expenses                                          328,156         165,411
    Income taxes payable                                           --          76,342
    Deferred taxes                                            251,287         125,068
                                                         ------------    ------------
        TOTAL CURRENT LIABILITIES                             795,993         570,013

Other liabilities:
    Capital lease obligations, less current maturities          7,557          14,200
    Deferred taxes                                                 --          17,187
                                                         ------------    ------------
        TOTAL LIABILITIES                                     803,550         601,400

Stockholders' equity:
    Common stock                                               67,219          67,219
    Additional paid-in-capital                              1,326,953       1,326,953
    Retained earnings                                         493,151         252,787
                                                         ------------    ------------
        TOTAL STOCKHOLDERS' EQUITY                          1,887,323       1,646,959
                                                         ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  2,690,873    $  2,248,359
                                                         ============    ============

     See accompanying notes to consolidated condensed financial statements.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      --------------------------------------------------------
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                          2005           2004           2005           2004
                                                      --------------------------------------------------------
Revenue                                               $ 1,374,282    $ 1,401,698    $ 3,970,953    $ 3,928,636
Cost of services                                          907,465        839,962      2,650,537      2,566,321
                                                      -----------    -----------    -----------    -----------
Gross Profit                                              466,817        561,736      1,320,416      1,362,315
                                                      -----------    -----------    -----------    -----------
Operating expenses:
    General & administrative                              509,993        259,775        949,162        680,083
                                                      -----------    -----------    -----------    -----------
Operating (loss) income                                   (43,176)       301,961        371,254        682,232

Other income (expense):
    Other income                                               --             --             30             --
    Amortization expense                                       --           (112)            --           (583)
    Interest income, net                                   10,849          1,309         16,444          1,527
    Other expense                                              --             --             --         (3,571)
                                                      -----------    -----------    -----------    -----------
                                                           10,849          1,197         16,474         (2,627)
                                                      -----------    -----------    -----------    -----------
(Loss) income before income taxes                         (32,327)       303,158        387,728        679,605

Income (benefit) tax                                      (11,754)       114,813        147,364        257,099
                                                      -----------    -----------    -----------    -----------
Net (loss) income                                     $   (20,573)   $   188,345    $   240,364        422,506
                                                      ===========    ===========    ===========    ===========
Weighted average number of common
    shares outstanding, basic and diluted               6,721,913      6,721,913      6,721,913      6,721,913
                                                      ===========    ===========    ===========    ===========
Net (loss) income per share, basic and diluted        $        --    $      0.03    $      0.04    $      0.06
                                                      ===========    ===========    ===========    ===========

     See accompanying notes to consolidated condensed financial statements.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       ----------------------------    ----------------------------
                                                       SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                           2005            2004            2005            2004
                                                       ----------------------------    ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                   $    (20,573)   $    188,345    $    240,364    $    422,506

   Adjustments to reconcile net (loss) income to net
      cash provided by operating activities:
        Depreciation and amortization                        24,867          25,715          84,948          72,310
        Provision for deferred income taxes                 (22,772)         43,930         109,032         124,971
        Changes in current assets and liabilities           249,585         (71,909)       (102,854)       (110,636)
                                                       ------------    ------------    ------------    ------------
           Total adjustments                                251,680          (2,264)         91,126          86,645
                                                       ------------    ------------    ------------    ------------
Net cash provided by operating activities                   231,107         186,081         331,490         509,151

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of intangible asset                                  --         (70,780)             --         (70,780)
   Purchases of property and equipment                      (10,920)        (37,332)        (34,413)        (68,274)
                                                       ------------    ------------    ------------    ------------
Net cash used in investing activities                       (10,920)       (108,112)        (34,413)       (139,054)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments on capital lease obligations                   (1,946)         (3,015)         (8,865)        (10,353)
   Net repayments on lines of credit                         (2,789)             --          (3,361)           (403)
                                                       ------------    ------------    ------------    ------------
Net cash used in financing activities                        (4,735)         (3,015)        (12,226)        (10,756)
                                                       ------------    ------------    ------------    ------------
Net increase in cash                                        215,452          74,954         284,851         359,341

Cash - beginning of period                                1,346,449       1,082,454       1,277,050         798,067
                                                       ------------    ------------    ------------    ------------
Cash - end of period                                   $  1,561,901    $  1,157,408    $  1,561,901    $  1,157,408
                                                       ============    ============    ============    ============
Supplemental disclosures:
   Interest paid                                       $         56    $         --    $        147    $         46
                                                       ============    ============    ============    ============
   Income taxes paid                                   $    123,900    $     72,275    $    194,651    $     89,151
                                                       ============    ============    ============    ============
Non-cash financing activities:

   Intangible asset acquired through
         issuance of payable                           $    (21,450)   $     64,181    $    (21,450)   $     64,181
                                                       ============    ============    ============    ============

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004:

Revenues for the three months ended September 30, 2005 and 2004 remained relatively stable, decreasing to $1,374,282 in 2005, only down $27,416, or 1.9%, from $1,401,698 in 2004.

Cost of services for the three months ended September 30, 2005 were $907,465, up $67,503, or 8.0%, from cost of services for the three months ended September 30, 2004, which were $839,962. Cost of services for the third quarter of 2004 were unusually low due to the capitalization of approximately $77,500 of previously expensed payments, made for an acquisition of a customer list which was acquired on terms during the third quarter of 2004. Given this adjustment, cost of services remained relatively stable for the three months ended September 30, 2005 as compared to the same period in 2004.

General and administrative expenses for the three months ended September 30, 2005 were $509,993, up $250,218, or 96.3%, over the three months ended September 30, 2004, which were $259,775. This increase is directly attributable to the settlement in the amount of $298,200 paid in October 2005 to the New York State Department of Taxation and Finance related to a sales tax audit of our Florida subsidiary. Absent this issue, general and administrative expenses have decreased for the quarter in comparison to the same period last year due to efficiencies realized in the financial reporting and administrative areas of the Company.

Operating loss for the quarter ended September 30, 2005 was $43,176, a decrease of $345,137 from operating income for the three months ended September 30, 2004, which was $301,961. Net loss for the period was $20,573, compared to net income of $188,345 for the three month period ended September 30, 2004. The Company intends to increase its business through the use of operating profits and borrowings. The Company believes that its anticipated cash flow from operations as well as availability of funds from existing bank facilities will provide the liquidity to meet current foreseeable cash needs for the next 12 months.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004:

Revenues for the nine months ended September 30, 2005 were $ 3,970,953, versus $3,928,636 for the nine months ended September 30, 2004. This is an increase of $42,317, or 1.1% for the period. This increase was the result of ongoing business development efforts and marketing initiatives.

Cost of services for the nine months ended September 30, 2005 were $2,650,537, up $84,216, or 3.3% from the cost of services for the nine months ended September 30, 2004, which were $2,566,321. As mentioned above, this increase is mostly due to the capitalization of previous payments made for an acquisition of a customer list which was acquired on terms during the third quarter of 2004. Given this adjustment, the increase is in line with the increase in revenues realized during the first nine months of 2005.

General and Administrative costs for the nine month period ended September 30, 2005 were $ 949,162 compared with $ 680,083 for the same period in 2004. This is an increase of $ 269,079, or 39.6% from the nine month period in 2004. As mentioned above, this increase is directly attributable to the settlement with the New York State Department of Taxation and Finance related to a sales tax audit of the Florida subsidiary. Absent this issue, general and administrative expenses have decreased for the nine month period ended September 30, 2005 in comparison to the same period last year.

Operating income for the nine months ended September 30, 2005 was $371,254, compared to operating income of $682,232 for the same period in 2004. Income before income taxes for the nine months ended September 30, 2005 was $387,728, compared to $679,605 for the same period ended September 30, 2004. As a result, the Company realized net income per share of $0.04 compared to $0.06 for the same period in 2004.

Net cash provided by operating activities for the nine months ended September 30, 2005 was $331,490, compared to net cash provided by operations of $509,151 for the nine month period ended September 30, 2004. Ending cash for the nine months ended September 30, 2005 was $1,561,901 compared to ending cash for the same period in 2004 of $1,157,408.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, Accufacts had total assets of approximately $2,700,000, compared with $2,200,000 at December 31, 2004, representing an increase in assets of $500,000, or 22.7%. The majority of this increase relates to the increase in cash balances of approximately $285,000, which is directly attributable to the continued influx of cash provided by operations. Secondly, assets increased with the recording of an approximately $80,000 income tax receivable related to the loss from operations realized in the third quarter. For the same periods, the Company had total liabilities of approximately $804,000 at September 30, 2005 compared to $601,000 at December 31, 2004, reflecting an increase of $203,000, or 33.7%. The increase in total liabilities is mostly due to an increase of approximately $163,000 in accrued expense balances. The majority of the increase in accrued expense balances relates to the increase in the sales tax payable account of approximately $238,000 related to the accrual of the settlement and payment of a prior year sales tax liability that was negotiated and paid in October 2005. This is offset by an approximate $58,000 decrease associated with the pay off of the acquisition of a customer list which was acquired on terms during the third quarter of 2004.

The Company has a $25,000 business checking/overdraft line of credit. As of September 30, 2005, there was $0 outstanding on this line of credit. It bears interest at the prime rate plus 6.0% and is collateralized by the assets of the Company. Effective August 12, 2003, the Company obtained an additional $400,000 line of credit with a bank. The line of credit matures May 31, 2006 and can be renewed annually subject to certain conditions and covenants. The line of credit bears interest at prime plus 1.0%. Interest is payable monthly. The line of credit is collateralized by substantially all of the assets of the Company and is personally guaranteed by the majority stockholder and president of the Company. As of September 30, 2005, there was $0 outstanding on this line of credit.

Management is continuing to refine operations with a focus toward increasing revenues through aggressive marketing initiatives and generating a continuous stream of positive earnings. We believe that the Company is poised to leverage competitive advantages and generate continued profitable growth.

ITEM 3. Controls and Procedures.

Evaluation of the Company's Disclosure and Internal Controls

The Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as of the end of the period covered by this report. This evaluation was done with the participation of management, under the supervision of the Chief Executive Officer ("CEO").

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are being met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may be inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

Conclusions

Based on our evaluation, the CEO concluded that the registrant's disclosures, controls, and procedures are effective to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security Exchange Commission rules and forms.

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

DATE: NOVEMBER 14, 2005