Form 10KSB
period 2005-12-31
ACCUFACTS PRE EMPLOYMENT SCREENING INC
filed 2006-03-31
CIK 1085545

Microsoft Word 11.0.5604;
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                                   (Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005


                                       OR

___ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF
    ACT 1934.

        For the transition period from ______________ to ______________.

                        Commission file number 001-14995

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.

                 (Name of Small Business Issuer in Its Charter)


           DELAWARE                                    13-4056901
           --------                                    ----------
 (State or Other Jurisdiction of                   (I.R.S. Employer
 Incorporation or Organization)                     Identification No.)

 2180 S.R. 434 WEST, SUITE #4150, FL                      32779
     ----------------------------                         -----
(Address of Principal Executive Offices)                (Zip Code)


                                 (407) 682-5051
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:


Common Stock, par                                   OTCBB
value $.01 per share

Title of Each Class                          Name of Each Exchange
                                              on Which Registered



         Securities registered under Section 12(g) of the Exchange Act:

                                       N/A
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes [ ] No [X]

Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X__

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act).

Yes [ ] No [X]

Revenues for the Company's fiscal year ended December 31, 2005 were $5,317,581.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average closing bid asked quotations for the common stock on March 23, 2006, as reported on the OTC Bulletin Board was approximately $4,839,777.

As of March 31, 2006, the registrant had 6,721,913 shares outstanding.

Transitional Small Business Disclosure (check one): Yes ___ No _X_

                                     INDEX


PART I                                                                  PAGE NO.
       ITEM 1   Description of Business                                        1
       ITEM 2   Description of Property                                        9
       ITEM 3   Legal Proceedings                                              9
       ITEM 4   Submission of Matters to a Vote of Security Holders            9


PART II
       ITEM 5   Market for Registrant's Common Equity and
                Related Stockholder Matters                                    9
       ITEM 6   Management's Discussion and Analysis or
                Plan of Operations                                            11
       ITEM 7   Financial Statements                                          13
       ITEM 8   Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                        14

       ITEM 8A  Controls and Procedures                                       14
       ITEM 8B  Other Information                                             15

PART III
       ITEM 9
                Directors, Executive Officers, Promoters and
                Control Persons, Compliance with Section 16
                (a) of the Exchange Act.                                      16
       ITEM 10  Executive Compensation                                        18
       ITEM 11  Security Ownership of Certain Beneficial Owners
                and Management                                                19
       ITEM 12  Certain Relationships and Related Transactions                19
       ITEM 13  Exhibits                                                      19
       ITEM 14  Principal Accountant Fees and Services                        20

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

BUSINESS PROFILE

Accufacts, through its wholly owned subsidiary Maglio-Accufacts, is primarily engaged in researching and providing decision support information to our clients, generally Human Resources (HR) departments of corporations. These services typically include pre-employment background checks and screenings of new hire candidates and/or employees. The background information products and services currently provided by Accufacts include:


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

Accufacts has approximately 900 clients located throughout the United States. During each of the last two fiscal years, sales of the Company's products and services were made in all 50 states. During 2004 and 2005, we expanded our international research efforts and believe we developed certain unique/customized features to our data retrieval and management reporting capabilities. These initiatives have been well received by clients.

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


QUALITY CLIENT SERVICE AND SUPPORT

In order to offer clients quality service and support, Accufacts has developed and will continue to enhance our client service and support program(s) including:


     o In-house training of all client service representatives on Accufacts' products.

     o   System quality control checks for Accufacts' products and services.

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


CLIENTS

Accufacts has approximately 900 clients located throughout the United States. During the last three (3) years revenues were generated from clients in all 50 states. No single client accounted for more than 5% of total revenues during the last three (3) years.

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

EMPLOYEES

Accufacts has a total of 20 full-time employees, two (1) of whom are involved in marketing, one (1) in finance, ten (10) in data research, one (1) in programming, two (2) in customer service and two (2) in management. None of our employees are represented by labor unions or are subject to collective bargaining arrangements. Accufacts considers its relations with its employees to be good.


ITEM 2.  DESCRIPTION OF PROPERTY

Maglio-Accufacts, the wholly-owned subsidiary of Accufacts, and successor to Maglio, Inc., maintains a 4,508 square foot office located at 2180 West State Road 434, Suite 4150, Longwood, Florida pursuant to a lease agreement, dated May 28, 1998, as amended, between Maglio, Inc. and CB Sanlando Center, Inc, and assigned to Maglio-Accufacts. The lease agreement expires September 1, 2007. The monthly rent is $7,034 for the period from October 1, 2005 to September 1, 2006 and $7,247 for the period October 1, 2006 to September 1, 2007.

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

----------------------------------------------------------------------
                                    LOW BID PRICE*    HIGH BID PRICE*
----------------------------------------------------------------------
Fiscal 2005
----------------------------------------------------------------------

1st Quarter                        $   .8000             $   1.1000

2nd Quarter                            .4000                  .6600

3rd Quarter                            .4200                  .6000

4th Quarter                            .3800                  .5200

----------------------------------------------------------------------


Fiscal 2004:

1st Quarter                        $   .3300             $   .5800

2nd Quarter                            .3500                 .4500

3rd Quarter                            .3800                 .5200

4th Quarter                            .7000                1.1900

----------------------------------------------------------------------



*Source: Historical prices from Yahoo! Finance

The Company believes that as of March 31, 2006, there were approximately 700 holders of record of 6,721,913 shares of Common Stock, including holders that maintain their ownership in "Street-Name."


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

During 2005 and 2004, we enhanced our client support technology and we are developing new product areas and technologies to offer clients in 2006.

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




The results of operations for fiscal year ended December 31, 2005 included revenues of $5,317,581. This is an increase of 3.7% from the results of the year ended December 31, 2004 which amounted to $5,127,409. This increase was the result of ongoing business development efforts and marketing initiatives.

Accufacts' cost of services increased 0.6%, from $3,487,641 in 2004 to 3,508,240 in 2005. Cost of services decreased as a percentage of revenues from 68.0% in 2004 to 66.0% in 2005. This improvement is a result of continued efforts expended to develop in-house software to optimize delivery of our services to our clients.

General and administrative expenses increased 6.6% in 2005 to $1,169,491 from $1,096,632 in 2004. This increase was mainly due to a $251,000 tax expense related to the settlement of a New York State Department of Taxation and Finance sales tax audit of our Florida subsidiary, offset by efficiencies realized in the administrative areas of the Company by relocating the New York management headquarters office to Longwood, Florida at the end of 2004.

Accufacts' net income increased 25.7% in 2005 to $411,983 from $327,624 in 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financing activities for the year ended December 31, 2005 included borrowing from a bank and net borrowings under capital lease obligations. The Company's financing activities resulted in net cash used in financing activities of $14,257 for the year ended December 31, 2005. The Company believes it will be able to fund its short-term cash needs through funds from operations and, if required, additional capital raising efforts.

The Company intends to increase its business through the use of operating profits and borrowings. The Company believes that its anticipated cash flow from operations and existing bank facilities will provide the liquidity to meet its current foreseeable cash needs for at least a year.

At December 31, 2005, the Company had total assets $2,656,680, compared with $2,248,359 at December 31, 2004, representing an increase of $408,321, or 18.2%. At December 31, 2005, the Company had total liabilities of $597,738, as compared to $601,400 at December 31, 2004, representing a decrease in liabilities of $3,662, or 0.6%.

Net cash provided by operations in fiscal year 2005 was $440,284 compared with $644,971 provided by operations in 2004, representing a decrease of $204,687, or 31.7%. The bottom line result of cash from operations, investing and financing activities was an increase in year end cash from $1,277,050 at the end of 2004 to $1,648,594 at the end of 2005, representing an increase of $371,544, or 29.1%.

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

         EVALUATION OF THE COMPANY'S DISCLOSURE AND INTERNAL CONTROLS.

         The Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as of the end of the period covered by this report. This evaluation was done with the participation of management, under the supervision of the Chief Executive Officer ("CEO").

         LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS.

         A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

         CONCLUSIONS.

         Based on our evaluation, the CEO concluded that the registrant's disclosures, controls and procedures are effective to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security Exchange Commission rules and forms.

(b)      CHANGES IN INTERNAL CONTROLS

         Not applicable.

ITEM 8B.   OTHER INFORMATION

         On February 16, 2006, Accufacts entered into an Agreement and Plan of Merger (the "Agreement") by and among Accufacts, First Advantage Corporation ("First Advantage") and Accufacts Acquisition LLC ("Accufacts Acquisition"), a wholly-owned subsidiary of First Advantage, wherein the Board of Directors of Accufacts agreed with the recommendation of the Special Committee of the Board, to approve the Agreement and Plan of Merger wherein Accufacts Acquisition would purchase the common shares of Accufacts from the stockholders of Accufacts for cash consideration of $.75 per share.

         Additionally, as a part of the transaction contemplated by the Agreement, Accufacts agreed to pay Mr. Philip Luizzo, Accufacts's Chief Executive Officer, President and majority shareholder the sum of $1.1 million as a result of a change of control provision in his employment agreement with the Company. The payment is to be made on the completion of the contemplated transaction. First Advantage has also agreed to enter into an employment agreement with Mr. Luizzo effective immediately following the closing of the merger transaction.

         The Agreement which contemplates a closing on or before June 30, 2006 is subject to majority approval of shareholders of the Company, provides for the right of appraisal for dissenting shareholders under Delaware law and is subject to customary closing conditions. Additionally, the Agreement contains a provision that in the event that either Accufacts' Board or Special Committee withdraws approval of the transaction contemplated by the Agreement or Accufacts receives and accepts a superior proposal, as determined by the board of directors prior to completion of the transaction, Accufacts will be responsible to reimburse First Advantage up to $100,000 in costs incurred. Further, in the event Accufacts's Board accepts a superior proposal, Accufacts will be obligated to pay First Advantage a termination fee of $900,000. The Agreement also provides that the Company may under certain circumstances be reimbursed up to $100,000 for its costs and expenses in the event First Advantage elects to terminate the Agreement.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


The directors and executive officers of Accufacts and Maglio-Accufacts are as follows:




                                                          DIRECTOR OF                           DIRECTOR OF
                             POSITION WITH                ACCUFACTS         POSITION WITH       MAGLIO-ACCUFACTS
NAME                  AGE    ACCUFACTS                      SINCE          MAGLIO-ACCUFACTS     SINCE
----                  ---    ---------                   ------------      ----------------     ------

Philip Luizzo          41    Chief Executive Officer,        1998          President and             1999
                             President and Chairman                        Director
                             Of the Board
John C. Svedese        45    Vice President and              1998          Vice President and        1999
                             Director                                      Director

Anthony J. Luizzo      64    Corporate Secretary and         1998          Corporate Secretary       1999
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

Section 16(a) Beneficial Ownership Reporting Compliance

Under securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in their ownership to the Securities and Exchange Commissions ("SEC"). Specific due dates have been established by the SEC, and the company is required to disclose any failure to file by those dates. Based upon (i) the copies of Section 16 (a) reports that the Company received from such persons for 2005 fiscal year transactions, and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed for them for fiscal year 2005, the Company believes that there has been compliance with all Section 16 (a) filing requirements applicable to such officers, directors, and ten-percent beneficial owners for such fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to the Chief Executive Officer and to the four most highly compensated executive officers other than the Chief Executive Officer whose annual compensation exceeded $100,000 for services during the fiscal years ended December 31, 2005, 2004 and 2003 (collectively, the "Named Executive Officers"):



                           SUMMARY COMPENSATION TABLE


                               ANNUAL COMPENSATION
                               -------------------

                                                                                   OTHER ANNUAL
                                     FISCAL                                        COMPENSATION
NAME AND PRINCIPAL POSITION           YEAR         SALARY($)         BONUS($)         ($)(1)
---------------------------           ----         ---------         --------         ------
Philip Luizzo - President,            2005          $315,000         $125,000        $11,136
and                                   2004          $300,000         $125,000        $11,136
Chief Executive Officer               2003          $189,324         $   0           $ 2,784
--------
(1)  Includes a monthly car allowance of $928 per month effective October 2003.




Currently, the Directors of the Company are not compensated for serving on the Board of Directors.

Effective as of December 1, 2003, Accufacts entered into an employment agreement with Mr. Philip Luizzo to serve as the Company's Chief Executive Officer and President. The agreement has a term of five (5) years. The employment agreement provides for compensation at the rate of $300,000 per annum, with an annual increase in compensation at a rate of five percent (5%) during the term of the agreement. The agreement also provides for bonus compensation to Mr. Luizzo in the amount of $125,000 or shares of restricted common stock pursuant to the terms of the agreement, the form of bonus compensation to be at the discretion of the Board of Directors; annual bonus compensation will be payable if Accufacts' earnings before interest, depreciation and amortization exceeds $500,000 in fiscal year 2004, or $600,000 in fiscal year 2005, or $700,000 in fiscal year 2006, or $1,000,000 in fiscal year 2007, or $1,300,000 in fiscal year 2008. The agreement also provides for standard confidentiality and non-competition provisions. The agreement further provides for severance and payment in the event of a change in control as defined in the agreement. In the event of a change of control, Mr. Luizzo will be entitled to receive the compensation he otherwise would be entitled to receive under the remaining term of the agreement, but in no event less than 12 months' salary plus bonus compensation that he may otherwise would have been entitled to receive for the year which the change in control takes place.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of the Company's outstanding Common Stock as of March 23, 2006, by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) each Named Executive Officer,
(iii) each of the Company's directors and (iv) all executive officers and directors as a group. Unless otherwise indicated below, all persons listed have sole voting and investment power with respect to their shares of Common Stock except to the extent that authority is shared by spouses under applicable law.




                                                   AMOUNT OF            PERCENTAGE OF CLASS
NAME AND ADDRESS OF BENEFICIAL OWNER (1)       COMMON STOCK OWNED              (2)
----------------------------------------       ------------------       -------------------
Philip Luizzo                                         3,770,000               56.09%
John C. Svedese                                          10,754                 *
Anthony J. Luizzo                                        10,754                 *
Interwest Transfer Agency/ CEDE & Co.                 2,607,710               38.79%
P.O. Box 222, Bowling Green Station,
New York, NY 10274


All executive officers and directors
      as a group                                      3,791,508               56.41%

--------------------
    *Denotes less than 1%.

---------
(1)        Unless otherwise noted, the address for each individual is in care of
           Accufacts Pre-Employment Screening, Inc., 2180 SR 434, Suite 4150,
           Longwood, Florida, 32779.

(2)        Based on 6,721,913 shares of Common Stock as of March 31, 2006.




ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


ITEM 13.  EXHIBITS

a) Exhibits are incorporated by reference to the Index of Exhibits provided at the end of this Report on Form 10-KSB. Also incorporated by reference are all exhibits filed on the Company's Registration Statement on Form 10-SB.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees to Tedder James Worden & Associates, P.A. for audit services rendered in connection with the consolidated financial statements and reports and for other services rendered during the years ended December 31, 2005 and 2004 on our and our subsidiaries behalf, as well as all out-of-pocket costs incurred in connection with these services:


                                               2005               2004
                                             -------            -------
Audit Fees                                   $37,750            $33,000
Audit Related Fees                              --                 --
Tax Fees                                       3,500              3,000
                                             -------            -------
 Total                                       $41,250            $36,000
                                             -------            -------



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

Accufacts Pre-Employment Screening, Inc. Date: March 31, 2006


By: /S/ PHILIP LUIZZO
---------------------
Philip Luizzo
President and
Chief Executive Officer
(Principal Executive Officer)







In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/S/ PHILIP LUIZZO                            Date: March 31, 2006
-----------------
Philip Luizzo
President and Chief Executive Officer
(Principal Executive Officer)

/S/ JOHN C. SVEDESE                          Date: March 31, 2006
-------------------
John C. Svedese
Vice President and Director

/S/ ANTHONY LUIZZO                           Date: March 31, 2006
------------------
Anthony Luizzo
SECRETARY AND DIRECTOR

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

3.5       Amendment to By-laws of Accufacts Pre-Employment Screening, Inc. (10)

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

10.6 Lease Agreement, dated August 28, 1998, between Maglio, Inc. and CB Sanlando Center, Inc. (4)

10.7 Employment Agreement dated December 1, 2003 between the Registrant and Philip Luizzo

10.8 Terminate agreement dated as of April 16, 2003 by and between the Company and Kroll Background America and Accufacts Acquisition Corp.
          (9)

10.9 Agreement and Plan of Merger between the registrant, First Advantage Corporation and Accufacts Acquisition, LLC dated February 14, 2006
          (11)

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

      (9) Filed as an exhibit to the Registrant's Current Report on Form 8-K Dated April 16, 2003, filed with Securities and Exchange Commission on April 22,2003.

     (10) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB filed with Securities and Exchange Commission on May 21, 2001.

     (11) Filed as an exhibit to the Registrant's Current Report on Form 8-K Dated February 16, 2006, filed with Securities and Exchange Commission on February 21, 2006.

Report of Independent Registered Certified Public Accounting Firm


To the Stockholders and Board of Directors of Accufacts Pre-Employment Screening, Inc. and Subsidiary
Longwood, Florida

We have audited the accompanying consolidated balance sheet of Accufacts Pre-Employment Screening, Inc. and Subsidiary as of December 31, 2005, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accufacts Pre-Employment Screening, Inc. and Subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.




February 20, 2006

/s/ Tedder James Worden & Associates, P.A.
------------------------------------------
Orlando, Florida


                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2005

                                     ASSETS

Current assets:

    Cash                                                              $1,648,594
    Accounts receivable, net of allowance for
        doubtful accounts of $300                                        592,763
    Prepaid expense                                                       81,233
                                                                      ----------
            Total current assets                                       2,322,590
                                                                      ----------

Property and equipment, net                                              128,520
                                                                      ----------

Other assets:
    Security deposits                                                      5,835
    Loan fees, net                                                         1,000
    Goodwill                                                             125,543
    Intangible assets, net                                                66,014
    Deferred taxes                                                         7,178
                                                                      ----------
            Total other assets                                           205,570
                                                                      ----------

            Total assets                                              $2,656,680
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of capital lease obligations                   $    8,926
    Accounts payable                                                     162,892
    Accrued expenses                                                     179,187
    Income taxes payable                                                 121,931
    Deferred taxes                                                       119,528
                                                                      ----------

            Total current liabilities                                    592,464

Other liabilities:
    Capital lease obligations, less current maturities                     5,274
                                                                      ----------
            Total liabilities                                            597,738
                                                                      ----------

Commitments                                                                   --

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares
        authorized, none issued or outstanding                                --
    Common stock, $.01 par value, 50,000,000 shares
        authorized, 6,721,913 issued and outstanding                      67,219
    Additional paid-in capital                                         1,326,953
    Retained earnings                                                    664,770
                                                                      ----------
            Total stockholders' equity                                 2,058,942
                                                                      ----------

            Total liabilities and stockholders' equity                $2,656,680
                                                                      ==========





See accompanying notes to consolidated financial statements.



                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                     YEARS ENDED DECEMBER 31, 2005 AND 2004



                                                       2005             2004
                                                   -----------      -----------


Revenue                                            $ 5,317,581      $ 5,127,409
Cost of services                                     3,508,240        3,487,641
                                                   -----------      -----------

Gross profit                                         1,809,341        1,639,768

Operating expenses:
    General and administrative                       1,169,491        1,096,632
                                                   -----------      -----------

Operating income                                       639,850          543,136

Other income (expense):
    Interest income (expense), net                     (18,399)           1,368
                                                   -----------      -----------

Income before income taxes                             621,451          544,504

Income tax expense                                    (209,468)        (216,880)
                                                   -----------      -----------

Net income                                         $   411,983          327,624
                                                   ===========      ===========

Net income per share, basic and diluted            $       .06      $       .05
                                                   ===========      ===========

Weighted average number of common
    shares outstanding, basic and diluted            6,721,913        6,721,913
                                                   ===========      ===========


















See accompanying notes to consolidated financial statements.




                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                    RETAINED
                                    COMMON STOCK                    EARNINGS
                                -------------------    ADDITIONAL   (ACCUM-
                                 SHARES                 PAID-IN      ULATED
                                 ISSUED    PAR VALUE    CAPITAL      DEFICIT)      TOTAL
                                ---------  ---------   -----------  ----------    --------



Balance at December 31, 2003    6,721,913   $   67,219   $1,326,953   $  (74,837)   $1,319,335

Net income                             --           --           --      327,624       327,624
                               ----------   ----------   ----------   ----------    ----------

Balance at December 31, 2004    6,721,913   $   67,219   $1,326,953   $  252,787    $1,646,959


Net income                             --           --           --      411,983       411,983
                               ----------   ----------   ----------   ----------    ----------

Balance at December 31, 2005    6,721,913   $   67,219   $1,326,953   $  664,770    $2,058,942
                               ==========   ==========   ==========   ==========    ==========

































See accompanying notes to consolidated financial statements.


                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                               2005           2004
                                                           -----------    -----------

Cash flows from operating activities:

    Net income                                             $   411,983    $   327,624
    Adjustments to reconcile net income to
        net cash provided by operating activities:
            Depreciation and amortization                      113,855        114,791
            Provision for deferred income taxes                (29,905)        (9,743)
            Changes in operating assets and liabilities:
              Accounts receivable                              (54,088)        66,399
              Prepaid expense                                  (56,333)       (10,804)
              Accounts payable and accrued expenses              9,183         81,278
            Income taxes payable                                45,589         75,426
                                                           -----------    -----------
                Net cash provided by
                    operating activities                       440,284        644,971
                                                           -----------    -----------

Cash flows from investing activities:
    Purchases of property and equipment                        (54,483)       (79,090)
    Purchase of customer list                                       --        (74,339)
                                                           -----------    -----------
                Net cash used in investing activities          (54,483)      (153,429)
                                                           -----------    -----------

Cash flows from financing activities:
    Repayments on capital lease obligations                    (10,896)       (15,517)
    Net borrowings(repayments)on lines of credit                (3,361)         2,958
                                                           -----------    -----------
                Net cash used in financing activities          (14,257)       (12,559)
                                                           -----------    -----------

Net increase in cash                                           371,544        478,983

Cash, beginning of year                                      1,277,050        798,067
                                                           -----------    -----------

Cash, end of year                                          $ 1,648,594    $ 1,277,050
                                                           ===========    ===========

Supplemental disclosures:
   Interest paid                                           $    47,903    $     2,207
                                                           ===========    ===========
   Income taxes paid                                       $   192,553    $   145,526
                                                           ===========    ===========

   Non-cash financing activities:

      Assets acquired under capital leases                 $        --    $    25,175
                                                           ===========    ===========
      Customer list acquired through
         issuance of payable                               $        --    $    64,181
                                                           ===========    ===========



See accompanying notes to consolidated financial statements.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


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

    Advertising cost
        Advertising costs are expensed as incurred. For the years ended December 31, 2005 and 2004, advertising expense was $5,219 and $11,699, respectively.

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

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


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

    Fair Value of Financial Instruments
        The Company's financial instruments include cash, accounts receivable, accounts payable and accrued expenses. Due to the short-term nature of these instruments, the fair value of these instruments approximate their recorded value.

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

    Concentrations:
        At December 31, 2005, the Company had deposits in a financial institution in excess of amounts insured by the Federal Deposit Insurance Corporation.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


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

           The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the stock option plans. All previous stock options expired in June 2004, therefore there are no outstanding options as of December 31, 2005 and 2004.

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

           In connection with the transitional impairment evaluation, SFAS No. 142 required the Company to perform an initial assessment of whether there is an indication that goodwill was impaired as of January 1, 2002. The Company compared the fair value to the carrying value with the fair values being derived using discounted cash flow analyses. The assumptions used in these discounted cash flow analyses are consistent with our internal planning. The impairment test performed indicated that impairment did not exist related to the Company's goodwill at December 31, 2002. The Company updated its assessment of the valuation of goodwill during 2005 and no impairment was determined to exist at December 31, 2005. Future impairment tests will be performed on the Company's goodwill and the Company's earnings may be subject to volatility if goodwill impairments occur in the future.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

2. Property and equipment:

        Property and equipment is comprised of the following at December
31,2005:

                                    ESTIMATED
                                                  AMOUNT        USEFUL LIVES
                                                  ------        ------------

           Furniture and fixtures           $        59,835        7 years
           Computer equipment                        85,648        5 years
           Telephone equipment                       57,235        5 years
           Computer software                        613,596        3 years
                                            ---------------
                                                    816,314
           Less: accumulated depreciation          (687,794)
                                            ---------------
           Property and equipment, net      $       128,520
                                            ===============

        Depreciation expense for the years ended December 31, 2005 and 2004 amounted to $75,374 and $99,634, respectively.

3. Intangible assets:

        Intangible assets at December 31, 2005 consists of the following:

                                    ESTIMATED
                                                   AMOUNT      USEFUL LIVES
                                                   ------      ------------

            Customer lists                    $       117,070    3-5 years
            Less: accumulated amortization            (51,056)
                                              ---------------

            Intangible assets, net            $        66,014
                                              ===============


        Amortization expense for the years ended December 31, 2005 and 2004 amounted to $38,481 and $15,157, respectively.

Future estimated amortization expense of intangible assets is as follows:

          Year ending December 31,
          ------------------------
                   2006                   $            38,481
                   2007                                27,533
                                          -------------------

                                          $            66,014
                                          ===================


4. Accrued Expenses:

        Accrued expenses at December 31, 2005 consisted of the following:

                     Accrued salaries and benefits         $          179,188
                                                          ===================

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

5. Lines of credit:

        The Company has a $500,000 line of credit with a bank that matures May 31, 2006 and can be renewed annually subject to certain conditions and covenants. The line bears interest at prime plus 1% (8.25% at December 31, 2005). Interest is payable monthly. The line of credit is collateralized by substantially all of the assets of the Company and is personally guaranteed by the majority stockholder and president of the Company. The Company had $0 outstanding on the line of credit at December 31, 2005.

        The Company also has a $25,000 business checking line of credit with a bank that is due on demand. The credit line bears interest at prime plus 6% (13.25% at December 31, 2005), payable monthly, and is collateralized by substantially all of the assets of the Company. The Company had $0 outstanding at December 31, 2005.

        On February 16, 2006 the Company cancelled both the $500,000 and $25,000 lines of credit that it had with banks.

6. Income taxes:

        The Company prepares its income tax returns on the cash basis of accounting and its financial statements on the accrual basis of accounting which results in temporary tax timing differences.

        The income tax (expense) benefit for the years ended December 31, 2005 and 2004 consists of the following:

                                              2005                 2004
                                         ---------------      ---------------
                     Current:
                        Federal          $      (196,995)     $      (188,097)
                        State                    (42,379)             (38,526)

                     Deferred:
                        Federal                   25,138                8,063
                        State                      4,768                1,680
                                         ---------------      ---------------

                                         $      (209,468)     $      (216,880)
                                         ===============      ===============

        The components of the current portion of the deferred tax liability at December 31, 2005 consist of the following:

          Cash basis accounting adjustment                $      (119,528)
                                                          ===============

         Also, the Company had a long-term deferred tax asset of $7,178 at December 31, 2005 relating to the depreciation and amortization of its property and equipment and intangible assets, respectively.

         In addition, the Company had a $18,247 deferred tax asset relating to a New York net operating loss carryforward that was offset by a full valuation allowance at December 31, 2005.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


6. Income taxes - continued:

        The following is a reconciliation of income tax expense computed at the Federal Statutory rate to the provisions for taxes:


                                                       2005           2004
                                                   ------------  ------------
           Income tax computed at
               federal statutory rate              $   (211,293)  $  (185,131)
           State income tax, net of federal
               tax benefit                              (24,823)      (20,194)
           Goodwill amortization                             --        (3,540)
           Adjustment of prior year estimated
               income tax to actual                      26,648            --
           Other                                             --        (8,015)
                                                   ------------  ------------

                                                   $   (209,468) $   (216,880)
                                                   ============  ============


7. Commitments:

    Capital lease obligations:
        The Company obtained equipment under one capital lease expiring during 2007. The assets under capital lease are recorded at the lower of the present value of the minimum lease payments or the fair values of the assets. The assets are included in property and equipment and are being depreciated over their estimated useful lives. Amortization of capital lease is included in depreciation expense and was approximately $5,100 and $3,400 for the years ended December 31, 2005 and 2004, respectively.

        Property included under capital leases at December 31, 2005 is as follows:

                     Telephone equipment                    $           25,175
                     Less accumulated depreciation                      (8,532)
                                                           -------------------

                                                           $            16,643
                                                           ===================

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

7. Commitments - continued:

        Future minimum lease payments under capital leases as of December 31, 2005 are as follows:

                        PRINCIPAL             INTEREST             TOTAL
                     --------------       --------------     --------------

            2006           8,926                  1,760             10,686
            2007           5,274                    263              5,537
                     --------------       --------------     --------------

                     $    14,200          $       2,023      $      16,223
                     ==============       ==============     ==============

        The interest rate on the capitalized lease is 17.3% and interest is imputed based on the lessor's implicit rate of return. Monthly payments are approximately $900 per month.

    Operating lease agreements:
        The Company is obligated under noncancelable operating leases for office space and office equipment expiring through September 2007. Rent expense for the years ended December 31, 2005 and 2004 was $90,510 and $94,243, respectively.

        Future minimum rental payments under the above noncancelable operating leases as of December 31, 2005 are as follows:


                   2006                 $            96,700
                   2007                              71,272
                                        -------------------

                                        $           167,972
                                        ===================
    Employment agreements:
        On December 1, 2003, the Company entered into a five-year employment agreement with an officer whereby the Company will pay a total salary of approximately $300,000 per annum, with an annual compensation increase at the rate of five percent (5%). The employment agreement also calls for a bonus in the form of cash or common stock to be paid at the discretion of the Board of Directors based on the Company meeting certain profitability milestones. At December 31, 2005, total future minimum commitments under this agreement are $1,012,302.

    Legal Proceedings:
         The Company may be a party to various legal actions, proceedings and pending claims in the normal course of business. Management does not expect the outcome of any such claims to have a material adverse effect on the Company's financial position or results of operations.

    Other Events:

         The Company entered into an agreement as of October 3, 2005 with the New York State Department of Taxation and Finance whereby it paid approximately $298,000 including approximately $47,000 in interest to the New York State Department of Taxation and Finance for settlement of a sales tax audit. The settlement amount was charged to expenses during the year ended December 31, 2005.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

8. Subsequent Events:

         On February 16, 2006, Accufacts entered into an Agreement and Plan of Merger (the "Agreement") by and among Accufacts, First Advantage Corporation ("First Advantage") and Accufacts Acquisition LLC ("Accufacts Acquisition"), a wholly-owned subsidiary of First Advantage, wherein the Board of Directors of Accufacts agreed with the recommendation of the Special Committee of the Board, to approve the Agreement and Plan of Merger wherein Accufacts Acquisition would purchase the common shares of Accufacts from the stockholders of Accufacts for cash consideration of $.75 per share.

         Additionally, as a part of the transaction contemplated by the Agreement, Accufacts agreed to pay Mr. Philip Luizzo, Accufacts's Chief Executive Officer, President and majority shareholder the sum of $1.1 million as a result of a change of control provision in his employment agreement with the Company. The payment is to be made on the completion of the contemplated transaction. First Advantage has also agreed to enter into an employment agreement with Mr. Luizzo effective immediately following the closing of the merger transaction.

         The Agreement which contemplates a closing on or before June 30, 2006 is subject to majority approval of shareholders of the Company, provides for the right of appraisal for dissenting shareholders under Delaware law and is subject to customary closing conditions. Additionally, the Agreement contains a provision that in the event that either Accufacts' Board or Special Committee withdraws approval of the transaction contemplated by the Agreement or Accufacts receives and accepts a superior proposal, as determined by the board of directors prior to completion of the transaction, Accufacts will be responsible to reimburse First Advantage up to $100,000 in costs incurred. Further, in the event Accufacts's Board accepts a superior proposal, Accufacts will be obligated to pay First Advantage a termination fee of $900,000. The Agreement also provides that the Company may under certain circumstances be reimbursed up to $100,000 for its costs and expenses in the event First Advantage elects to terminate the Agreement.