Form 10KSB/A
period 2005-12-31
ACCUFACTS PRE EMPLOYMENT SCREENING INC
filed 2006-04-10
CIK 1085545

Microsoft Word 11.0.5604;
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                                AMENDMENT NO. 1

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

Accufacts Pre-Employment Screening, Inc. Date: April 10, 2006


By: /S/ PHILIP LUIZZO
---------------------
Philip Luizzo
President and
Chief Executive Officer
(Principal Executive Officer)







In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/S/ PHILIP LUIZZO                            Date: April 10, 2006
-----------------
Philip Luizzo
President and Chief Executive Officer
(Principal Executive Officer)

/S/ JOHN C. SVEDESE                          Date: April 10, 2006
-------------------
John C. Svedese
Vice President and Director

/S/ ANTHONY LUIZZO                           Date: April 10, 2006
------------------
Anthony Luizzo
SECRETARY AND DIRECTOR

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