Form 10QSB
period 2006-03-31
ACCUFACTS PRE EMPLOYMENT SCREENING INC
filed 2006-05-12
CIK 1085545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

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

Yes |_|    No |X|

The registrant had 6,721,913 shares of common stock, $0.01 par value, outstanding as of May 12, 2006.

Transitional Small Business Disclosure Format (check one):

Yes |_|    No |X|

                      ACCUFACTS PRE-EMPLOYMENT SCREENING, INC

                                      INDEX

PART I     FINANCIAL INFORMATION                                            PAGE

Item 1.    Financial Statements (Unaudited)

           Consolidated Condensed Balance Sheets as of March 31, 2006
               and December 31, 2005                                           1

           Consolidated Condensed Income Statements for the Three

               Months Ended March 31, 2006 and 2005                            3

           Consolidated Condensed Statements of Cash Flows for the
               Three Months Ended March 31, 2006 and 2005                      4

           Notes to Consolidated Condensed Financial Statements                5

Item 2.    Management's Discussion and Analysis or Plan of Operation           6

Item 3.    Controls and Procedures                                             8

PART II    OTHER INFORMATION

Item 5.    Other Information                                                   9

Item 6.    Exhibits and Reports on Form 8-K                                    9

           Signatures                                                          9

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                     MARCH 31,      DECEMBER 31,
                                                       2006            2005

Current assets:
    Cash                                           $ 1,503,876      $ 1,648,594
    Accounts receivable, net of allowance for
       doubtful accounts of $300                       668,679          592,763
    Prepaid expense                                     89,969           81,233
    Income taxes receivable                              4,212               --
                                                    ----------       ----------

        TOTAL CURRENT ASSETS                         2,266,736        2,322,590

Property and equipment, net                            130,394          128,520

Other assets:
    Security deposits                                    5,835            5,835
    Loan fees, net                                          --            1,000
    Goodwill                                           125,543          125,543
    Intangible assets, net                              93,590           66,014
    Deferred taxes                                          --            7,178
                                                    ----------       ----------

        TOTAL OTHER ASSETS                             224,968          205,570
                                                    ----------       ----------

TOTAL ASSETS                                       $ 2,622,098      $ 2,656,680
                                                   ===========      ===========

See accompanying notes to consolidated condensed financial statements.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          MARCH 31,    DECEMBER 31,
                                                            2006           2005
Current liabilities:
    Current maturities of capital lease obligations      $     9,452   $     8,926
    Accounts payable                                         218,565       162,892
    Accrued expenses                                          55,405       179,187
    Income taxes payable                                          --       121,931
    Deferred taxes                                           172,205       119,528
                                                         -----------   -----------
        TOTAL CURRENT LIABILITIES                            455,627       592,464

Other liabilities:
    Capital lease obligations, less current maturities         2,628         5,274
                                                         -----------   -----------
        TOTAL LIABILITIES                                    458,255       597,738
                                                         -----------   -----------

Commitments                                                       --            --

Stockholders' equity:
    Preferred stock                                               --            --
    Common stock                                              67,219        67,219
    Additional paid-in-capital                             1,326,953     1,326,953
    Retained earnings                                        769,671       664,770
                                                         -----------   -----------
        TOTAL STOCKHOLDERS' EQUITY                         2,163,843     2,058,942
                                                         -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 2,622,098   $ 2,656,680
                                                         ===========   ===========

See accompanying notes to consolidated condensed financial statements.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                      --------------------------
                                                               MARCH 31,
                                                           2006         2005
                                                      --------------------------
Revenue                                               $ 1,285,598    $ 1,187,647
Cost of services                                          877,610        811,624
                                                      -----------    -----------
Gross profit                                              407,988        376,023
                                                      -----------    -----------
Operating expenses:
    General & administrative                              254,960        237,432
                                                      -----------    -----------
Operating income                                          153,028        138,591

Other income:
    Other income                                               --             25
    Interest income                                        16,167          2,482
                                                      -----------    -----------
                                                           16,167          2,507
                                                      -----------    -----------
Income before income taxes                                169,195        141,098

Income tax                                                 64,294         53,418
                                                      -----------    -----------
Net income                                            $   104,901    $    87,680
                                                      ===========    ===========
Weighted average number of common
    shares outstanding, basic and diluted               6,721,913      6,721,913
                                                      ===========    ===========
Net income per share, basic and diluted               $      0.02    $      0.01
                                                      ===========    ===========

See accompanying notes to consolidated condensed financial statements.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                             ------------------------
                                                                     MARCH 31,
                                                                2006          2005
                                                             ------------------------
Cash flows from operating activities:
   Net income                                                $  104,901    $   87,680
   Adjustments to reconcile net income to net cash used in
      operating activities:
        Depreciation and amortization                            30,238        29,576
        Deferred income taxes                                    59,855        59,009
        Changes in current assets and liabilities              (278,903)     (297,024)
                                                             ----------    ----------
           Total adjustments                                   (188,810)     (208,439)
                                                             ----------    ----------
Net cash used in operating activities                           (83,909)     (120,759)

Cash flows from investing activities:
   Purchases of property and equipment                          (18,689)      (10,920)
   Purchase of vendor list                                      (40,000)           --
                                                             ----------    ----------
Net cash used in investing activities                           (58,689)      (10,920)

Cash flows from financing activities:
   Repayments on capital lease obligations                       (2,120)       (3,709)
   Net repayments on lines of credit                                 --          (286)
                                                             ----------    ----------
Net cash used in financing activities                            (2,120)       (3,995)
                                                             ----------    ----------
Net decrease in cash                                           (144,718)     (135,674)
Cash - beginning of period                                    1,648,594     1,277,050
                                                             ----------    ----------
Cash - end of period                                         $1,503,876    $1,141,376
                                                             ==========    ==========
Supplemental disclosures:
   Interest paid                                             $       --    $       --
                                                             ==========    ==========
   Income taxes paid                                         $  130,583    $   70,751
                                                             ==========    ==========

See accompanying notes to consolidated condensed financial statements.

                    ACCUFACTS PRE-EMPLOYMENT SCREENING, INC.
                                 AND SUBSIDIARY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

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

The financial statements included herein should be read in conjunction with the financial statements included in the Company's Form 10-KSB/A for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on April 10, 2006.

2. AGREEMENT AND PLAN OF MERGER

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

The Agreement which contemplates a closing on or before June 30, 2006 is subject to majority approval of shareholders of the Company, provides for the right of appraisal for dissenting shareholders under Delaware law and is subject to customary closing conditions. Additionally, the Agreement contains a provision that in the event that either Accufacts' Board or Special Committee withdraws approval of the transaction contemplated by the Agreement or Accufacts receives and accepts a superior proposal, as determined by the board of directors prior to completion of the transaction, Accufacts will be responsible to reimburse First Advantage up to $100,000 in costs incurred. Further, in the event Accufacts's Board accepts a superior proposal, Accufacts will be obligated to pay First Advantage a termination fee of $900,000.The Agreement also provides that the Company may under certain circumstances be reimbursed up to $100,000 for its costs and expenses in the event First Advantage elects to terminate the Agreement.

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

Some of the factors which might cause such differences include, without limitation, risks associated with expansion of marketing efforts; limited sales and marketing experiences; heightened competition; general economic and business conditions; our ability or inability to implement our business strategy and/or maintain our cost efficiency; dependence on proprietary technology, including, without limitation, the adequacy of trade secret protection; continued availability of key personnel; retention of key personnel, recruitment of additional qualified skilled personnel and our Agreement and Plan of Merger with First Advantage Corporation and Accufacts Acquisition, LLC that is subject to shareholder approval.

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

CRITICAL ACCOUNTING POLICIES

Accufacts' significant accounting policies, including the assumptions and judgments underlying them, are more fully described in the footnotes to our financial statements at December 31, 2005. Some of Accufacts' accounting policies require the application of significant judgment by management in the preparation of the financial statements, and as a result, they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses.

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

ACCOUNTING FOR INTANGIBLE AND LONG-LIVED ASSETS

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", Accufacts conducts an annual impairment of goodwill recorded on its books in order to determine if any impairment of value may have taken place. Impairment tests will be conducted sooner if circumstances indicate that impairment may have occurred. At its annual evaluation of its goodwill, Accufacts determined that such assets were not impaired.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005:

Revenues for the three months ended March 31, 2006 were $1,285,598, up $ 97,951, or 8.2%, over revenues for the three months ended March 31, 2005, which were $1,187,647. This increase was the result of ongoing business development efforts and marketing initiatives.

Cost of services for the three months ended March 31, 2006 were $877,610, up $ 65,986, or 8.1%, from cost of services for the three months ended March 31, 2005, which were $811,624. This increase is in line with the increase in revenues realized during the first quarter attributable to ongoing business development efforts and marketing initiatives.

General and administrative expenses for the three months ended March 31, 2006 were $254,960, up $17,528, or 7.4%, over the three months ended March 31, 2005, which were $237,432. This increase is directly related to increased accounting and legal costs associated with the Agreement and Plan of Merger entered into with First Advantage Corporation ("First Advantage") and Accufacts Acquisition LLC ("Accufacts Acquisition")on February 16, 2006.

Operating income for the quarter ended March 31, 2006 was $153,028, an increase of $14,437 from operating income for the three months ended March 31, 2005, which was $138,591. Income before income taxes for the period was $169,195, compared to $141,098 for the three month period ended March 31, 2005. The Company intends to increase its business through the use of operating profits and borrowings. The Company believes that its anticipated cash flow from operations as well as availability of funds from existing bank facilities will provide the liquidity to meet current foreseeable cash needs for the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, Accufacts had total assets of $2,622,098, compared with $2,656,680 at December 31, 2005, representing a decrease in assets of $34,582, or 1.3%. The majority of this decrease is attributable to a decrease in cash of $144,718 offset by an increase in accounts receivable balances of $75,916. The decrease in cash is mostly related to officer performance bonuses of $125,000 paid in the first quarter. The increase in accounts receivable is directly attributable to the increase in revenues and the seasonality of business from the fourth quarter of last year to the first quarter of this year. For the same periods, the Company had total liabilities of $458,255 at March 31, 2006 compared to $597,738 at December 31, 2005, reflecting a decrease of $139,483, or 23.3%. The decrease in total liabilities is mostly due to a decrease of $123,782 in accrued expense balances. The majority of the decrease in accrued expense balances relates to the payment of officer performance bonuses mentioned above.

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

Item 5. Other Information

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

On May 2, 2006, Accufacts filed a definitive proxy statement and transmitted same to shareholders of record as of the close of business on April 21, 2006 advising of a special meeting of stockholders scheduled for May 31, 2006, whereby shareholders of record have been asked to consider and vote upon a proposal to adopt the Agreement by and among Accufacts, First Advantage and Accufacts Acquisition and the other transactions contemplated by the Agreement.

Item 6. Exhibits and Reports on Form 8-K

(a)         Exhibits

NUMBER      DESCRIPTION OF EXHIBIT

31.1 Certification of Executive Chairman, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b)         Reports on Form 8-K

            On February 21, 2006, the Company filed a current report on Form 8-K dated February 16, 2006 reporting that the Company had entered into an Agreement and Plan of Merger with First Advantage Corporation and Accufacts Acquisition LLC, a wholly-owned subsidiary of First Advantage, wherein Accufacts Acquisition would purchase the common shares of the Company subject to shareholder approval for cash consideration of $.75 per share.

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

DATE: MAY 12, 2006